Form 10-K
period 1993-12-31
KERR MCGEE CORP
filed 1994-03-30
CIK 55458

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.   20549
                                         FORM 10-K

                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal year ended December 31, 1993              Commission file number 1-3939

                                  KERR-MCGEE CORPORATION
                  (Exact name of registrant as specified in its charter)

              A DELAWARE CORPORATION                                 73-0311467
           (State or other jurisdiction                       (I.R.S. Employer
         of incorporation or organization)                   Identification No.)


                     KERR-MCGEE CENTER, OKLAHOMA CITY, OKLAHOMA  73125
                         (Address of principal executive offices)

Registrant's telephone number, including area code:              (405)270-1313

             Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                          WHICH REGISTERED

      Common Stock $1 Par Value                     New York Stock Exchange
      8-1/2% Sinking Fund Debentures,
        Due June 1, 2006                            New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:                None

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.3 billion as of February 28, 1994.

The number of shares of common stock outstanding as of February 28, 1994, was 51,656,493.

                 DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the Kerr-McGee Corporation 1993 Annual Report to Stockholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. The definitive Proxy Statement for the 1994 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1993, is incorporated by reference in Part III of this Form 10-K.

                               KERR-McGEE CORPORATION

                                       PART I

Items 1. and 2.  Business and Properties

                           GENERAL DEVELOPMENT OF BUSINESS

      Kerr-McGee Corporation, an energy and chemical company, had its beginning in 1929 with the formation of Anderson & Kerr Drilling Company. The company was incorporated in Delaware in 1932. With oil and gas exploration and production as its base, the company has expanded into petroleum refining and marketing, chemical manufacturing, and coal and mineral mining. Kerr-McGee owns a large inventory of natural resources that includes oil, gas, and coal reserves and chemical and mineral deposits.


                                  INDUSTRY SEGMENTS

      For information as to business segments of the company, reference is made to Note 23 to the Consolidated Financial Statements on pages 48 and 49 of the 1993 Annual Report to Stockholders, which note is incorporated by reference in Item 8.


                             EXPLORATION AND PRODUCTION

      The Exploration and Production Division manages Kerr-McGee's oil and gas operations worldwide. This division acquires leases and concessions and explores for, develops, produces, and markets crude oil, natural gas, and natural gas liquids.

      The areas of Kerr-McGee's offshore oil and gas exploration and production activities are the Gulf of Mexico, North Sea, Arabian Gulf, South China Sea, Egypt, and Vietnam. Onshore exploration and production operations are in the United States, primarily in Louisiana, Oklahoma, Texas, and Wyoming, Canada, Papua New Guinea, and Indonesia.

      For 1993, the Exploration and Production Division, including Gas Processing, recorded revenues(1) and operating profit of $564 million and $82 million, respectively, compared with $560 million



(1)Includes intercompany sales, primarily crude oil sales, of $195 million in 1993 and $211 million in 1992.

____________
      Except as indicated under Items 1 through 3, 5 through 8, and 10 through 14, no other information appearing in either the company's 1993 Annual Report to Stockholders or its 1994 Proxy Statement is deemed to be filed as part of this annual report on Form 10-K.

and $91 million, respectively, for 1992. Net operating profit was $52 million for 1993, compared with $53 million for 1992. The decline in 1993 operating profit resulted principally from lower crude oil sales prices, higher exploration costs, and lower natural gas deliveries, partially offset by higher natural gas sales prices and crude oil sales volumes.

      Total expenditures for property acquisitions, exploration, and development were $360 million for 1993, a 24% increase from $290 million the previous year.

      The company's average crude oil sales price was $15.64 per barrel for 1993, down 14% from the prior year's price of $18.11.
The 1993 average natural gas sales price was $1.92 per thousand cubic feet, up 23% from the prior year's price of $1.56.

      Kerr-McGee's crude oil and condensate production averaged 53,200 barrels per day for 1993, compared with 50,500 barrels per day for 1992. Deliveries of natural gas averaged 286 million cubic feet of gas per day for 1993, compared with 296 million cubic feet per day for 1992. Kerr-McGee's spot sales of natural gas in 1993 represented approximately 77% of the total natural gas sold, approximately the same as last year.

Undeveloped Acreage

      As of December 31, 1993, the company had interests in undeveloped oil and gas leases in the Gulf of Mexico and 10 states in the United States, onshore Canada, the United Kingdom sector of the North Sea, and other international areas as follows:

                                                   Gross                Net
Location                                          Acreage             Acreage

Domestic -
  Onshore                                          373,688             277,016
  Offshore                                         429,859             246,077
                                                   803,547             523,093

Canada                                             262,633             160,951

North Sea                                          769,214             242,982

Other international -
  Egypt                                            869,807             217,452
  Indonesia                                      2,029,722             676,574
  Papua New Guinea                               1,900,000             632,700
  Vietnam                                        1,140,000             399,000
                                                 5,939,529           1,925,726

     Total Undeveloped Acreage                   7,774,923           2,852,752

    The company also owned North American onshore undeveloped oil and gas mineral and royalty interests totaling 860,408 gross or 158,504 net acres.

Developed Acreage

    At December 31, 1993, the company had interests in developed oil and gas leases in the Gulf of Mexico and 22 states in the United
States, onshore Canada, the United Kingdom sector of the North Sea, and other international areas as follows:

                                                   Gross                 Net
Location                                          Acreage              Acreage

Domestic -
  Onshore                                          916,486             384,354
  Offshore                                         367,354             154,451
                                                 1,283,840             538,805

Canada                                             315,333             155,970

North Sea                                          162,446              21,057

Other international -
  Abu Dhabi                                        444,542              24,189
  China                                             78,332              19,191
                                                   522,874              43,380

     Total Developed Acreage                     2,284,493             759,212


      In addition to these developed oil and gas leases, the company owned developed oil and gas mineral and royalty interests in North America totaling 609,431 gross or 59,721 net acres.

Net Exploratory and Development Wells

      Domestic and international exploratory and development wells drilled during the three years ended December 31, 1993, are reflected in the following table:

                                                  1993         1992         1991
Exploratory Wells - Net(1)
  Domestic
     Productive                                   1.40          .98         1.71
     Dry holes                                    5.30         3.80         3.02
                                                  6.70         4.78         4.73
  Canada
     Productive                                      -         1.00         3.60
     Dry holes                                    1.75         1.33         4.50
                                                  1.75         2.33         8.10
  North Sea
     Productive                                    .82          .61          .32
     Dry holes                                    2.29          .40          .41
                                                  3.11         1.01          .73
  Other international
     Productive                                      -            -            -
     Dry holes                                     .75            -         1.25
                                                   .75            -         1.25

       Total                                     12.31         8.12        14.81

Development Wells - Net(1)
  Domestic
     Productive                                  33.10        20.38        34.06
     Dry holes                                     .83         1.97         1.94
                                                 33.93        22.35        36.00
  Canada
     Productive                                   9.52         6.20         5.40
     Dry holes                                    1.50         1.00          .75
                                                 11.02         7.20         6.15
  North Sea
     Productive                                    .91          .19          .24
     Dry holes                                       -          .08          .35
                                                   .91          .27          .59
  Other international
     Productive                                    .37          .49          .49
     Dry holes                                       -            -            -
                                                   .37          .49          .49

       Total                                     46.23        30.31        43.23




(1)Net wells - The total of the company's fractional working interests in "gross wells" expressed as the equivalent number of full-interest wells.

Gross and Net Wells

      The company's interest in productive oil and gas wells at December 31, 1993, is shown in the following table. These wells include 8,084 gross or 470.71 net wells associated with secondary-recovery projects and 352 gross or 126.65 net wells that have multiple completions but are included as single wells. Of the net wells below, 85% are domestic, 14% in Canada, and 1% in the North Sea and other international areas. Of the domestic wells, approximately 56% are in Texas, 11% in Oklahoma, 11% in Wyoming, 9% in Louisiana, 9% offshore in Federal waters, and 4% in other areas.

                                               Gross              Net
Location                                       Wells             Wells

Crude Oil
  Domestic                                    10,186             685.79
  Canada                                         946             125.21
  North Sea                                       66               9.12
  Other international                             52               6.37

                                              11,250             826.49

Natural Gas
  Domestic                                     2,199             528.82
  Canada                                         222              81.70
  North Sea                                       17               1.34

                                               2,438             611.86

     Total Wells                              13,688           1,438.35


Results of Operations and Costs Incurred

      Reference is made to Notes 24, 25, and 26 to the Consolidated Financial Statements on pages 50, 51, and 52 of the 1993 Annual Report to Stockholders, which notes are incorporated by reference in Item 8. These notes contain information on the results of operations from crude oil and natural gas activities for the past three years, capitalized costs of crude oil and natural gas activities at December 31, 1993 and 1992, and costs incurred in crude oil and natural gas activities for the past three years.

Crude Oil and Natural Gas Sales

      The following table summarizes the sales of the company's crude oil and natural gas production (including intercompany sales) for the three years ended December 31, 1993:

(In millions)                                    1993         1992         1991

Crude oil and condensate - barrels
  Domestic                                        10.1          9.3          8.4
  Canada                                           1.7          1.7          1.7
  North Sea                                        5.8          6.1          6.8
  Other international                              1.5          1.6          1.5
                                                  19.1         18.7         18.4
Crude oil and condensate
  Domestic                                      $159.6       $169.7       $161.6
  Canada                                          25.3         26.9         28.7
  North Sea                                       92.9        113.6        133.4
  Other international                             21.7         28.4         25.5
                                                $299.5       $338.6       $349.2
Natural gas - MCF
  Domestic                                        85.1         88.2         86.7
  Canada                                          18.4         18.9         14.6
  North Sea                                         .9          1.1          1.1
                                                 104.4        108.2        102.4
Natural gas
  Domestic                                      $172.7       $146.9       $129.2
  Canada                                          26.2         19.5         16.7
  North Sea                                        1.2          1.9          1.9
                                                $200.1       $168.3       $147.8

Sales of Production

      Most of the company's domestic crude oil production is exchanged at market prices for crude oil used in the company's refineries. The company's North Sea crude oil is sold at spot prices or utilized by the company's refining and marketing operations. The company's share of Canadian crude oil is sold in Canada at market prices, while the other international crude oil is sold to the company's refining and marketing operations. Gas production is sold under short-term contracts to utility and industrial markets and under long-term contracts with interstate and intrastate pipeline companies.

Average Sales Prices and Production Costs

      Reference is made to Note 24 to the Consolidated Financial Statements on page 51 of the 1993 Annual Report to Stockholders, which note is incorporated by reference in Item 8, for information regarding average sales prices per unit of crude oil and natural gas and production costs per barrel of oil equivalent for each of the past three years.

Secondary Recovery

      The company continues to initiate and/or participate in secondary-recovery projects where geological, engineering, and economic conditions are favorable. As of December 31, 1993, the company was participating in 86 active secondary-recovery projects worldwide. These projects are located in all of the principal areas of Kerr-McGee's oil and gas production activities.

      Most of the company's operations outside North America incorporate water injection. Pressure maintenance operations began at the time of initial production from these fields.

Wells in Process of Drilling

      At December 31, 1993, the company had 40 gross or 17.04 net wells classified as temporarily suspended or in the process of drilling. Of these totals, 34 gross or 15.78 net wells were located in the United States, 2 gross or .83 net wells were in Canada, and 4 gross or .43 net wells were in the North Sea.

Reserves

      Kerr-McGee's estimated proved crude oil, condensate, and natural gas reserves at December 31, 1993, and the changes in net quantities of such reserves for the three years then ended are shown in Note 27 to the Consolidated Financial Statements on page 53 of the 1993 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

      From time to time, reports are filed with the United States Department of Energy relating to the company's reserves. The reserves reported in the Notes to Consolidated Financial Statements are consistent with other filings pertaining to proved net reserves. Minor differences in gas volumes occur due to different pressure bases being required in the reports. However, the difference in estimates does not exceed 5% of the total estimated reserves.

Exploration and Development Activities

      The company continues to emphasize drilling for natural gas onshore North America and in the Gulf of Mexico to participate in domestic market growth. Kerr-McGee holds an oil and natural gas prospect inventory of approximately 246,000 net undeveloped acres in the gulf.

      The U.K. sector of the North Sea remains the most important international area for Kerr-McGee, with emphasis on oil and large natural gas reserves. Existing infrastructure and a cooperative regulatory climate enhance the potential value of approximately 243,000 net undeveloped acres. Kerr-McGee has interests averaging 25% in 41 blocks and is the operator on 15 of these. Participation in at least 25 North Sea wells is planned over the next five years.

      In other international areas, where the potential for sizeable discoveries is greater than in the more mature domestic oil and gas areas, Kerr-McGee holds sizeable working interests in several concessions.

      The following is a description of certain of the company's exploration and development activities.

North Sea

      Fields in the United Kingdom sector of the North Sea accounted for 31% of the company's total 1993 liquids production, or 16,700 barrels of crude oil and condensate per day.

      Gryphon field, Block 9/18b (25% interest) -- The field uses the North Seas's first permanently moored floating production, storage, and offloading vessel. This facility was commissioned 10 months after approval of the project by the U.K. government. First oil flowed in October 1993. Kerr-McGee is the operator.

      Scott field, Blocks 15/21a and 15/22 (5.4%) -- Production began in September 1993 from this field, which is the largest field developed in the North Sea during the last decade. During early 1994, the U.K. government approved development of an extension, South Scott, which will be tied to the existing facility. South Scott is expected to come on stream in mid-1995.

      East Brae (7.5%) -- This field, the largest of the four producing fields in the Brae area, began production in December
1993.

Gulf of Mexico

      Offshore fields in the Gulf of Mexico were the source of 30% of the company's oil production and nearly half of the natural gas deliveries. Kerr-McGee's daily production for 1993 averaged 16,000 barrels oil and 136 million cubic feet of gas.

      Ship Shoal Block 315 (75%) -- The field is scheduled to come on stream in 1994, 22 months after discovery. Crude oil and natural gas production will be processed through a facility on the adjoining Ship Shoal Block 300.

      Ewing Bank Block 989 (75%) -- This 1992 discovery will be developed with two subsea wells tied to an existing platform.
Production is expected to start in late 1994.

      Breton Sound area (50%) -- Three horizontal wells are increasing production in this mature area. The cost of two of the wells was recovered in less than four months, compared with about
15 months for a vertical well in the same area. The third horizontal well came on stream in December 1993. Additional horizontal drilling is planned.

      Viosca Knoll field 989 (25%) -- Production is scheduled to start in late 1994 from a platform in 1,300 feet of water.

U.S. Onshore

      The company's daily production from U.S. onshore fields averaged 11,700 barrels of oil and 97 million cubic feet of gas in 1993. During 1993, the company emphasized drilling for natural gas while working to produce more oil from mature fields through enhanced and secondary recovery methods.

      Texas Panhandle area (100%) -- A successful deep-gas well was drilled and tied to an existing pipeline less than six weeks after discovery. Offset drilling is scheduled for 1994. Several high-potential prospects have been identified in the same trend.

      Sands Dunes Unit (26.7%) -- This miscible gas flood unit in
Wyoming's Powder River Basin has been on stream since 1991 and averaged 12,100 barrels of oil per day in 1993.

      North Buck Draw (34.6%) -- Also in Wyoming, this miscible gas flood unit started production in late 1988, has recovered 50% of the oil in place and continued to produce more than 3,000 barrels of oil per day in 1993.

Canada

      During 1993, daily production of oil and gas from Canadian fields totaled 4,700 barrels and 50 million cubic feet, respectively. The company's focus in Canada continues to be on large natural gas reserves, and Kerr-McGee continues to pursue prospects in west central Alberta and northeastern British Columbia.

      Boundary Lake South (50%) -- Gas production will commence during the summer of 1994, when plant and gathering lines are complete.

Other International

      Liuhua 11-1 field (24.5%) -- The company will participate in the development of this South China Sea field, which was discovered in 1987. Development drilling should begin in the second half of 1994.

      Papua New Guinea (33.3%) -- The 1.9 million-acre PPL 163 concession is located onshore near a significant recent oil discovery. An exploratory well was spudded in January 1994.

      South Con Son Basin (35%) -- Lifting of the U.S. trade embargo on Vietnam opened access to a new area. Kerr-McGee has acquired an interest in this 1.1 million-acre offshore block. Drilling is scheduled to start in the first half of 1994.

      South Sumatra Basin (33.3%) -- Seismic work is under way on this onshore concession, a 2 million-acre block in Indonesia.
Spudding of the first well is planned for late 1994.

      Egypt (25%) -- A second exploratory well is planned for early 1994 on this 870,000 acre offshore concession.

Gas Processing

      Kerr-McGee's Gas Processing Division operates two gas processing plants and one intrastate gas pipeline in the United States and also has interests in 9 plants that are operated by others. These plants produce natural gas liquids, including ethane, ethylene, propane, propylene, isobutane, normal butane, and natural gasoline. In 1993, Kerr-McGee's interest in the gas processed at these plants averaged 67 million cubic feet per day.

      The company's total net production of natural gas liquids during 1993 averaged 3,600 barrels per day, compared with 4,200 barrels per day in 1992. The company's share of residue gas sold during 1993 was 18 million cubic feet per day, compared with 23.1 million cubic feet per day in the prior year.

                               REFINING AND MARKETING

      Kerr-McGee Refining Corporation is engaged in the purchase, gathering, transportation, and refining of crude oil and the transportation, distribution, and wholesale and retail marketing of petroleum products. The company's gasolines, distillates, lubricating oils, and allied products are marketed under the brand names Kerr-McGee, Mystik, and various other trade names, according to the territory where sold.

      In a highly competitive industry, Kerr-McGee Refining
Corporation considers its products to be competitive in quality, service, and price and has been able to compete successfully with other products offered in the markets it serves.

      Kerr-McGee Corporation is not crude oil self-sufficient and must supplement its production with spot purchases and crude oil purchased under short-term agreements. Also, spot purchases of intermediate feedstocks are made to meet refining requirements.

      While the company's three refineries all process domestic crude oil, the Corpus Christi, Texas, and Wynnewood, Oklahoma, refineries also process foreign crude oil and other feedstocks. Total runs to stills at the company's three refineries averaged 140,000 barrels per day for 1993. The company's 1993 refined-product sales averaged 239,000 barrels per day.

      Refining and marketing had an operating loss of $28 million for 1993, compared with an operating loss of $21 million for 1992. Revenues were $2 billion for 1993, compared with $2.2 billion for 1992. The 1993 net operating loss was $19 million, compared with a net operating loss of $13 million for 1992. The operating losses for both years resulted from negative margins due to product prices declining faster than feedstock costs. Reduction of the LIFO inventory carrying value to market also adversely affected 1993 results. Revenues for 1993 were lower than the prior year due to lower sales prices and volumes.

      Kerr-McGee Corporation continues its efforts to sell, merge, or restructure its refining and marketing operations.

Refining

      The company owns and operates three refineries with total crude oil distillation capacity of 181,000 barrels per day. The following table lists the company's refinery locations, processing capacities, and 1993 utilizations:

                                              Refinery Capacities
                                        Crude Oil              Downstream
                                   Distillation Units       Processing Units(1)
                                    Barrels   Percent        Barrels   Percent
        Plant                       Per Day  Utilized        Per Day  Utilized

Corpus Christi, Texas               120,000         76       104,000          88
Wynnewood, Oklahoma                  50,000         88        43,000         102
Cotton Valley, Louisiana             11,000         43         7,800          60
                                    181,000         78       154,800          91

(1)Adjusted for normal turnaround.

      The crude oil distillation capacity represents throughput capacity of the crude oil stills. The downstream refinery processing capacity recognizes a practical limit on the ability to absorb output of the crude oil distillation facilities. The downstream rating method is in conformance with the American
Petroleum Institute's definition for rating refinery capacity. The capacities of the refineries did not change in 1993.

      The Corpus Christi refinery produces gasoline, kerosene, diesel fuel, heating oil, heavy fuel, jet fuel, and petrochemical feedstocks. Desulfurization/hydrotreating and sulfur-recovery units provide the ability to process higher-sulfur crude and gas oils and improve product yields.

      During 1993, construction of a 25 million gallon per year cyclohexane unit was completed at Corpus Christi. This unit converts the refinery's benzene production into higher valued cyclohexane, an intermediate feedstock used in nylon manufacturing. Upgrades to both the primary products and the crude oil ship docks enhanced logistical capabilities of the Corpus Christi refinery.

      The refinery at Wynnewood produces gasoline, solvent, diesel fuel, jet fuel, heavy fuel, light burner fuel, and asphalt. During 1993, the refinery was connected to two major pipelines. These additional pipeline connections facilitate the delivery of crude oil from West Texas and shipment of product from the Wynnewood refinery.

      The Cotton Valley facility is a specialty-products plant producing a full range of high-quality naphtha solvents, diesel fuel, and jet fuel components.

Crude Oil Supply

      In 1993, approximately 159,000 barrels per day of crude oil and intermediate feedstocks were delivered to the company's refineries. Of the crude oil delivered, 63% was domestic and 37% was foreign. This supply is acquired primarily from the company's crude oil gathering system in Oklahoma and long-standing purchase relationships with both domestic and foreign producers and resellers. The imported crude oil consisted largely of Kerr-McGee's equity production from the North Sea and purchases of additional light sweet crudes from West Africa and South America. About 24% of the 50 million barrels of crude oil processed by the refineries was supplied by Kerr-McGee production operations.

      The company continues to expand both the Corpus Christi and Wynnewood refineries' crude slates, extending their capability for processing selected domestic sour crude oil.

      The company operates a crude oil pipeline system in Oklahoma that contains approximately 1,500 miles of gathering and trunk lines. This system is used to gather and deliver domestic crude oil to the Wynnewood refinery. In addition, spot-market and futures-market domestic crude oil is purchased at Cushing, Oklahoma, where the company's crude oil storage capacity is 580,000 barrels. Kerr-McGee Refining also operates a fleet of trucks in Louisiana and Oklahoma to gather and deliver crude oil and transport petroleum products.

Marketing and Product Distribution

      Products from the Wynnewood refinery are sold in the Midwest and Southwest under the Kerr-McGee brand. Gasoline, diesel fuel, and heating oil are marketed through independent jobbers, dealers, and company-operated stations.

      Kerr-McGee Refining markets to independent distributors and bulk rack accounts in 30 states east of the Rocky Mountains, selling a complete line of petroleum products in unbranded markets. At the retail level, gasoline and other products are marketed through 52 company-operated retail service stations and approximately 1,150 branded stations operated by jobbers and independent dealers.

      Products are transported for distribution through various common-carrier pipeline systems and by cargo ships and barges. A total of 13 waterway and pipeline terminals were owned and operated by the company at the end of 1993. The company has joint ownership in two additional terminals. The company sells products at approximately 200 additional exchange terminals.

      Cato Oil and Grease Co., a wholly owned subsidiary of Kerr-McGee Refining, produces and markets automotive, marine, industrial, mining, and agricultural lubricants and specialty petroleum products at plants in Oklahoma City and Atlanta. Most of these products are marketed under the Kerr-McGee and Mystik brand names throughout the United States. Cato also manufactures and packages lubricants and specialty petroleum products under private label for several major-brand marketers and markets bulk lubricants for use by industrial and mining operations.

                                      CHEMICALS

      Kerr-McGee Chemical Corporation produces and markets basic industrial chemicals, specialty chemicals, forest products, and heavy minerals. Many of these products are processed using proprietary technology developed by the company.

      Industrial chemicals include titanium dioxide pigment, synthetic rutile, sodium chlorate, ammonium perchlorate, manganese products, and vanadium. Specialty chemicals are boron trichloride, boron tribromide, and elemental boron. Forest-product operations produce railroad ties and other hardwood products and provide wood-treating services. Heavy minerals produced are ilmenite, leucoxene, zircon, and rutile.

      Kerr-McGee Chemical had revenues and operating profit of $556 million and $70 million, respectively, for 1993, compared with $515 million and $79 million, respectively, for 1992. Net operating profit was $44 million for 1993, compared with $50 million the previous year. The increase in 1993 revenues, compared with 1992, was due to higher sales volumes, partially offset by lower sales prices for titanium dioxide pigment and most other products. Operating profit for 1993 was less than 1992 due to higher operating expenses resulting from the increased sales volumes, partially offset by lower per-unit cost of sales for synthetic rutile and most other products.

Pigment

      The company's synthetic rutile plant at Mobile, Alabama, has a production capacity of 155,000 tons per year. This product serves as feedstock for the company's titanium dioxide pigment plant at Hamilton, Mississippi, which has a production capacity of 120,000 tons per year.

      KMCC Western Australia Pty. Ltd., a wholly owned subsidiary of Kerr-McGee Chemical Corporation, owns a 50% interest in a joint venture that operates the world's first integrated titanium dioxide project. The project consists of a heavy minerals mine and mill and facilities for the production of synthetic rutile and titanium dioxide pigment, located on three sites within 120 miles of Perth.

      Heavy minerals are mined from a lease that totals 10,350 acres. The property's remaining 270 million tons of sand contain 3% heavy minerals. The heavy minerals contained within this 8 million-ton, heavy-mineral deposit are composed of 3.8% rutile, 61% ilmenite, 6.8% leucoxene, 10.3% zircon, and 18.1% minerals which are not presently produced or are of no value. Additional drilling is required to determine the actual quantities and grade of heavy minerals contained in a second 2,540-acre property and the extent to which it may be feasible to mine this deposit. The company holds a 50% interest in both properties. The separation mill has a capacity of 559,000 tons per year.

      The recovered ilmenite is processed into synthetic rutile at the plant which has production capacity of 176,000 tons per year.
Due to weak demand for synthetic rutile, the plant was shut down in September 1993. Operations resumed in March 1994.

      Production from the synthetic rutile plant serves as feedstock for the domestic and international pigment operations. The related pigment plant has a production capacity of 66,000 tons per year.

      The company also owns a 25% interest in a pigment plant in Yanbu, Saudi Arabia, which has a capacity of 56,000 tons per year.

Electrolytic Products

      The company's major electrolytic products are manganese dioxide, manganese metal, sodium chlorate, and ammonium perchlorate.

      The sodium chlorate plant at the company's Hamilton, Mississippi, complex has production capacity of 123,000 tons per year. Also at Hamilton is a manganese metal plant that has a capacity of 12,000 tons per year.

      Facilities at Henderson, Nevada, include electrolytic cells and processing equipment for the manufacture of manganese dioxide, a plant for the manufacture of ammonium perchlorate, and a specialty boron products plant. The production capacity at Henderson is 16,000 and 20,000 tons per year for manganese dioxide and ammonium perchlorate, respectively. An expansion of the manganese dioxide plant, currently in the final stage of mechanical completion, is expected to increase capacity by 50% to 24,000 tons per year by mid-1994. Ammonium perchlorate blending and storage facilities are located 25 miles north of the Henderson plant.

      The company also recovers vanadium pentoxide at a Soda
Springs, Idaho, plant from phosphate byproducts of other operations in the area. Annual capacity at the Soda Springs plant is 4.3 million pounds.

Forest Products

      The company's principal forest product is railroad crossties. Other products include crossing materials, bridge timber, and utility poles. The company owns seven wood-preserving plants located along major railroads, six of which are east of the Rocky
Mountains. Production of crossties with built-in rail fasteners began in the fourth quarter 1993 at the Madison, Illinois, pilot plant. This innovative RAILFAST (Registered Trademark) system has been patented by Kerr-McGee.

Phosphate Deposits

      During 1993, the company sold its remaining property containing deposits of phosphate rock located in Alachua County, Florida.

Marketing

      With net annual capacity in excess of 165,000 tons, Kerr-McGee ranks seventh among the world's producers of titanium dioxide pigment used primarily in the paint, plastics, and paper industries. Due to an oversupply during 1993, the company's sales price declined 3% in the United States and more than 10% overseas; however, consistent quality helped retain domestic and global market shares of 10% and 5%, respectively. The company entered global pigment production in 1991 with the startup of plants in Western Australia and Saudi Arabia. Primary markets for this production are the Pacific Rim and Europe. During 1993, the company assumed marketing responsibility for pigment from the Saudi Arabian plant in all regions except the Middle East and a part of Africa. Global demand for this white pigment is expected to grow about 3% per year.

      Manganese dioxide is a major component of alkaline dry-cell batteries. During 1993, Kerr-McGee supplied about 25% of the manganese dioxide used by domestic battery manufacturers. The completion of the expansion of the Henderson plant should make Kerr-McGee the world's third-largest manganese dioxide producer. Growth in U.S. demand is projected at an annual rate of 5% through the end of the century.

      Manganese metal is used in specialty and stainless steel alloys, and manganese-aluminum briquettes are an alloy that strengthens aluminum beverage cans. Kerr-McGee supplied about 50% of the U.S. aluminum industry's manganese requirements in 1993.

      There is growth potential in sodium chlorate, which is used to produce chlorine dioxide for an environmentally preferred pulp-bleaching process. Demand for sodium chlorate is expected to continue to grow at an 8% annual rate over the near term as more mills convert to this process. Kerr-McGee has a 7% share of the North American sodium chlorate market.

      The company's share of the U.S. railroad crosstie market is more than 40%.

      For information regarding heavy-mineral reserves, production, and average market prices for each of the years 1989 through 1993, reference is made to Note 29 to the Consolidated Financial
Statements on page 55 of the 1993 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                                        COAL

      The company's coal operations are conducted by a subsidiary, Kerr-McGee Coal Corporation, which produces coal from Jacobs Ranch Mine, a surface mine in the Wyoming Powder River Basin; Galatia Mine, an underground mine in the Illinois Basin; and Pioneer Fuel Corporation, a combined surface and underground operation in West Virginia. The majority of shipments in 1993 were to electric utilities under long-term sales contracts. The company also makes spot sales to domestic and foreign customers. The company owns or leases coal reserves in Illinois, West Virginia, and Wyoming.

      Coal operating profit totaled $80 million and $77 million for 1993 and 1992, respectively, on revenues of $328 million and $307 million, respectively. The 1993 increase in revenues from the prior year was due to higher sales volumes, partially offset by lower sales prices. Operating profit for 1993 improved due to the increased revenues that more than offset higher operating expenses. Operating expenses were higher due to increased production volumes even though the per-unit production costs declined. Net operating profit was $58 million and $53 million for 1993 and 1992, respectively.

Coal Shipments

      Shipments from Kerr-McGee mines for 1993 and 1992 were as follows:

(In millions of tons)                                 1993                1992

Surface Mine -
  Powder River Basin, Wyoming                         18.4                16.4

Underground Mine -
  Illinois Basin, Illinois                             4.2                 3.8

Surface/Underground Mines -
  West Virginia                                         .8                  .5

     Total Shipments                                  23.4                20.7

Reserves

      As of December 31, 1993, the company's coal reserves were as follows (in millions of tons):

                              In-Place        Recoverable
                            Demonstrated     Demonstrated      Classifi-       Mining
 State/Mining Unit              Tons             Tons            cation        Method

Wyoming -
  Jacobs Ranch Mine              346              311             Steam       Surface
  Clovis Point Mine              326              294             Steam       Surface

Illinois -
  Galatia Mine -                                                  Met./       Under-
     Harrisburg No. 5            135               86             Steam       ground
                                                                              Under-
     Herrin No. 6                269              175             Steam       ground

West Virginia -                                                               Under-
  Pioneer Fuel                                                    Met./       ground/
     Composite                    30               22             Steam       Surface

                               1,106              888

      Of the Wyoming reserves, 91% are held under Federal leases, and the remaining 9% are leased from the State of Wyoming. The Illinois coal reserves are owned by Kerr-McGee or held under leases with private parties. West Virginia coal reserves are all held under leases with private parties. The company's mining units are described below.

Jacobs Ranch Mine

      Jacobs Ranch Mine is located 50 miles southeast of Gillette, Wyoming, in the South Powder River Basin. The coal lease area contains 7,514 acres of land, of which 3,832 acres are underlain by 311 million recoverable tons of coal. This includes 1,700 acres underlain by 132 million recoverable tons of coal which were acquired in 1992 with additional acreage leased from the Bureau of Land Management. The company also owns or controls the surface rights to 1,684 acres of a buffer zone, or overstrip area. The mine permit is presently being renewed for a five-year period and expanded to incorporate the additional leased-acreage and the buffer zone.

      Shipments began in 1978 and, through December 1993, totaled more than 194 million tons. All deliveries were made via the Burlington Northern or Chicago Northwestern railroads. Jacobs Ranch Mine coal is sold primarily under long-term contracts for ultimate use by electric utilities. The terms of the Jacobs Ranch Mine Federal leases were adjusted by the Bureau of Land Management in 1990.


Clovis Point Mine

      Clovis Point Mine is located eight miles east of Gillette, Wyoming. In 1988, the company consolidated its Wyoming mining operations at Jacobs Ranch Mine and ceased shipments from Clovis Point Mine. The facility remains on standby status. The mine permit has been renewed until 1999.

      The Clovis Point mining area consists of 3,143 acres leased from the Federal government and 640 acres leased from the State of Wyoming. The company either owns or has surface-owner consent to mine 71% of the Federal lease permit area. The remaining 29% is positioned so that it would be mined near the end of the mine life; however, before mining, surface-owner consent must be obtained and the mine permit amended. The terms of one of the two Federal leases at Clovis Point Mine were adjusted by the Bureau of Land Management in 1990, and the terms of the other Federal lease are
due to be reconsidered in 1995.   The terms of the state lease,
which contains the mine pit, were renewed for an additional 10-year period during 1993. The royalty rate may be adjusted for the last five years of the lease. The three Clovis Point leases are held in a logical mining unit. The provisions of the leases require that an additional 800,000 tons of coal be mined by September 1996.

Galatia Mine

      The Galatia Mine is located near Galatia, Illinois, in Saline County. Within the mine area, Kerr-McGee controls 33,338 acres through leases and mineral ownership. Shipments from Galatia Mine began in 1984 and, through December 1993, totaled more than 26 million tons and were made principally via the Illinois Central Railroad. The mine is a dual-seam mine operating in both the Harrisburg No. 5 and the Herrin No. 6 coal seams. The Harrisburg No. 5 coal is suitable as a semi-soft coking coal or as a high-Btu, relatively low-sulfur steam coal, which will allow utilities to comply with Phase I of the Clean Air Act Amendments of 1990 (Phase
I) without installing flue gas desulfurization units. The Herrin No. 6 is a high-Btu, medium-sulfur steam coal. Its sulfur content requires that it be blended or used by plants equipped with flue gas desulfurization units to meet Phase I requirements.

      Longwall mining has been used in the No. 5 seam since 1992 and in the No. 6 seam since 1989. Longwall mining is a high-recovery, high-productivity, and low operating cost system. It represents a significant improvement over the previously used room-and-pillar continuous miner method.

      In anticipation of market demand for low-sulfur coal, an expansion was begun in 1992 to extend production in the No. 5 seam through an ancient river channel north of the current mining area. Scheduled for completion in 1994, the project will provide access to lower-sulfur coal reserves. Ventilation and access shafts are complete, as are tunnels through the mile-wide river channel that has displaced the coal. Development of the shaft bottom area and the first longwall panel gate entry is under way. Mining of the No. 6 seam will cease on completion of this longwall panel development, and the longwall equipment will be moved from the No. 6 seam to this low-sulfur reserve. The No. 5 seam will then be a dual-longwall operation. Combined with a plant expansion that is underway and scheduled for completion in 1994, the No. 5 seam will be capable of sustaining production and shipments of six million tons per year of high-Btu, low-sulfur Phase I compliance coal.

Pioneer Fuel Corporation

      Pioneer Fuel Corporation operates both surface and underground mines located near Oceana, West Virginia, in Wyoming County.
Within the mine area, the company controls 7,970 acres through leases with private parties. Shipments since acquisition in late 1990 totaled approximately 2 million tons and were made via the
Norfolk and Southern Railroad.   The mines currently operate in the
No. 2 Gas and Hernshaw seams. Both seams are suitable as mid- to high-volatile, low-sulfur coking coal. Current facility capacity is approximately 1 million tons of clean coal per year.

Marketing

      Coal is sold predominantly under long-term contracts, although spot sales were made in 1993 to domestic and foreign customers. During 1993, the company had export sales of metallurgical coal to Japan, France, Italy, Spain, and Sweden and steam coal to Morocco. Domestic deliveries of steam coal will continue, primarily under long-term contracts with electric utilities in Arkansas, Indiana, Louisiana, Missouri, Oklahoma, and Texas. A total of 200 million tons of coal is committed to delivery under long-term contracts expiring between 1996 and 2012.

      Coal markets continue to experience competitive pricing. Kerr-McGee's existing long-term contracts have provided profitable sales even under these competitive conditions. For a discussion of the effects of a 1993 contract renegotiation, reference is made to the Financial Condition section of Management's Discussion and Analysis beginning on page 27 of the 1993 Annual Report to Stockholders, which discussion is incorporated herein by reference in Item 7.

      Although domestic markets are affected by the Clean Air Act Amendments of 1990, the company is well positioned with its reserves of low-sulfur coal. Approximately 70% of the company's coal will continue to be considered compliance coal after the year 2000. Uncommitted reserves and existing production capacity should permit the company to expand its export sales and participate in the expected growth in domestic demand for low-sulfur coal.

      For information regarding coal reserves, production, and average market prices for each of the years 1989 through 1993, reference is made to Note 29 to the Consolidated Financial Statements on page 55 of the 1993 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                                        OTHER

Research and Development

      Research and development in support of the company's existing businesses and in the pursuit of new products and processes is carried out primarily by the Technology and Engineering Division. The Technology and Engineering Division's programs continue to concentrate on improvements to existing chemical plant processes, exploratory research, and support for refining and coal processing. The division includes a Technical Center, located in Oklahoma City, as well as a process engineering department and a technology planning and evaluation group. Research and development expenditures totaled $19 million in 1993, $17 million in 1992, and $16 million in 1991.

Employees

      The company had 5,812 employees on December 31, 1993. Approximately 430, or 7%, of these employees were represented by collective bargaining agreements. Kerr-McGee Corporation was a party to four collective bargaining agreements through its refining and marketing operations. Collective bargaining agreements representing approximately 180 employees will expire during 1994.

      The status of labor relations within the company continues to be stable. No strikes or work stoppages have occurred within the past six years.

Competitive Conditions

      In the petroleum industry, competition exists from the initial process of bidding for leases to the sales of refined products. Competitive factors include finding and developing petroleum hydrocarbons, transporting raw materials, distributing and pricing refined products, and marketing strategies. During the past several years, crude oil and natural gas supplies and refining capacities have exceeded demand. This excess of supply over demand has resulted in lower prices, compared with the prices received prior to 1985. The volatility of crude oil prices during the past few years has placed increased emphasis on all competitive aspects of the petroleum industry.

      Excess capacity for titanium dioxide pigment and ammonium perchlorate has also reduced prices for these products. The key competitive factor in the industrial and specialty chemicals industry is the application of technology to produce high-quality, value-added proprietary products at the lowest possible cost.

      Most of the company's coal customers are domestic electric utilities, an extremely competitive market. Cost efficiencies, transportation strategies, and product quality are key competitive factors in the coal industry.

      It is not possible to predict the effect of future competition on Kerr-McGee's operating and financial results.

                  GOVERNMENT REGULATIONS AND ENVIRONMENTAL RESERVES

General

      The company is subject to extensive regulation by Federal, state, local, and foreign governments. The production and sale of crude oil and natural gas in the United States are subject to regulation by Federal and state authorities, particularly with respect to allowable rates of production, offshore production, and environmental matters. Stringent environmental protection laws and regulations apply to refining and chemical operations. In addition, there are special taxes that apply to the oil, gas, and coal mining industries.

Environmental Matters

      Federal, state, and local laws and regulations relating to environmental protection affect almost all plants and facilities of the company. During 1993, direct capital and operating expenditures related to environmental protection and cleanup of existing sites totaled $39 million. Additional expenditures totaling $30 million were charged to environmental reserves. While it is extremely difficult to estimate the total direct and indirect costs to the company of government environmental regulations, it is presently estimated that the direct capital and operating expenditures and expenditures charged to reserves will be approximately $65 million in 1994. Additional amounts could be charged to environmental reserves in 1994 if regulatory approvals for removal of waste material from the West Chicago site are obtained. Some expenditures to reduce the occurrence of releases to the environment, such as replaced or upgraded underground storage tanks, may result in increased efficiency; however, most of these expenditures do not produce any significant increase in production capacity, efficiency, or revenue. Operation of pollution control equipment installed for these purposes usually entails additional expense. Moreover, there are costs associated with staff and management time that cannot be calculated or estimated with any assurance of accuracy.

      Based on present information, the company believes that it has accrued and is accruing reasonable reserves for expenditures that may have to be made in the future for environmental protection. Because of continually changing laws and regulations, the nature of the company's businesses, the large number of other potentially responsible parties, and pending proceedings, it is not possible to estimate the amount or timing of all future expenditures relating to environmental matters. The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. Although management believes adequate reserves have been provided for all known contingencies, it is possible, due to the above noted uncertainties, that additional reserves could be required in the future that could have a material effect on results of operations in a particular quarter or annual period. However, the ultimate resolution of these commitments and contingencies, to the extent not previously provided for, should not have a material adverse effect on the company's financial position.

      Also see "Item 3.  Legal Proceedings," which follows.

Item 3.   Legal Proceedings

      On April 2, 1992, the company's subsidiary, Kerr-McGee Coal Corporation, received a Complaint, Compliance Order, and Notice of Opportunity for Hearing from the U.S. Environmental Protection Agency (EPA) for alleged violations at the Jacobs Ranch Mine in northern Wyoming. Included in the EPA order are provisions for fines totaling more than $2.9 million. The company and its subsidiary continue to take all necessary steps to resolve this matter.

      In 1991, the California Department of Toxic Substance Control
(DTSC) issued a Report of Violation outlining certain violations of the California Health and Safety Code alleged to have occurred during operation by a subsidiary of the company of the former Searles Valley chemical facilities. The DTSC and the company's subsidiary are negotiating an agreement to resolve this matter which, if it is adopted in its current form, would result in a settlement of less than $1.5 million.

      The company continues its efforts to obtain the necessary approvals to decommission a facility located in West Chicago, Illinois, which processed thorium ores and was closed in 1973. Currently, the State of Illinois has jurisdiction of this site and the company has agreed to offsite disposal of the waste material.

      For a discussion of contingencies, including a detailed discussion of the West Chicago matter, reference is made to the Financial Condition section of Management's Discussion and Analysis and Note 11 to the Consolidated Financial Statements on pages 27 and 39 respectively, of the 1993 Annual Report to Stockholders, which discussion and note are incorporated by reference in Item 7 and Item 8, respectively.


Item 4.   Submission of Matters to a Vote of Security Holders

      None submitted during the fourth quarter of 1993.

Executive Officers of the Registrant

      The following is a list of executive officers, their ages, and their positions and offices as of January 1, 1994:


       Name                Age                   Office

Frank A. McPherson         60    Chairman of the Board and Chief
                                 Executive Officer since May 1983.

Luke R. Corbett            46    Group Vice President since May 1992.
                                 President of Kerr-McGee Canada Ltd.
                                 since July 1989.  President of Kerr-
                                 McGee Oil (U.K.) PLC since August 1987.
                                 Senior Vice President from March 1991
                                 until May 1992.  Vice President, Oil and
                                 Gas Exploration from August 1987 until
                                 March 1991.

C. C. Stewart, Jr.         50    Group Vice President since May 1992.
                                 President of Southwestern Refining
                                 Company, Inc. since November 1992.
                                 Senior Vice President from March 1991
                                 until May 1992.  Vice President, Oil and
                                 Gas Operations from February 1990 until
                                 March 1991.  Senior Vice President,
                                 Technical for Hamilton Brothers Oil and
                                 Gas Ltd. from July 1988 until January
                                 1990.

George R. Hennigan         58    Senior Vice President since October
                                 1991. President of Kerr-McGee Chemical
                                 Corporation since October 1991.
                                 Executive Vice President, Kerr-McGee
                                 Chemical Corporation from October 1984
                                 until October 1991.

John C. Linehan            54    Senior Vice President and Chief
                                 Financial Officer since October 1987.

Tom J. McDaniel            55    Senior Vice President since June 1986
                                 and Secretary since March 1989.

L. V. McGuire              51    Senior Vice President since December
                                 1993.  Senior Vice President,
                                 Production, Exploration and Production
                                 Division since May 1992. Vice President and Managing Director, Kerr-McGee Oil
                                 (U.K.) PLC since February 1992.  Vice
                                 President, Production from July 1992 to
                                 December 1993.  Vice President, Gulf
                                 Coast Production Operations, Exploration and Production Division from January
                                 1991 until February 1992.  Vice
                                 President, Production for Hamilton
                                 Brothers Oil and Gas Ltd. from July 1990 until January 1991. Vice President,
                                 Operations for Hamilton Brothers Oil and
                                 Gas Ltd. from June 1988 until July 1990.

Robert C. Scharp           46    Senior Vice President since October
                                 1991. President of Kerr-McGee Coal
                                 Corporation since October 1991.  Vice
                                 President of Operations for Kerr-McGee
                                 Coal Corporation from June 1990 until
                                 October 1991.  General Manager of
                                 Galatia Mine for Kerr-McGee Coal
                                 Corporation from May 1988 until June
                                 1990.

Michael G. Webb            46    Senior Vice President since December
                                 1993.  Senior Vice President,
                                 Exploration, Exploration and Production
                                 Division since May 1992.  Vice
                                 President, Exploration from July 1992 to
                                 December 1993.  Vice President, North
                                 American Onshore Exploration from May
                                 1991 until May 1992.  Exploration
                                 Manager, Kerr-McGee Canada Ltd. from
                                 November 1988 until May 1991.

R. G. Horner, Jr.          54    Vice President and General Counsel since
                                 June 1986.

J. Michael Rauh            44    Vice President and Controller since
                                 October 1987.

Kenneth J. Richards        61    Vice President, Technology since May
                                 1986.  President, Technology and
                                 Engineering Division since September
                                 1984.

Thomas B. Stephens         49    Vice President and Treasurer since
                                 January 1985.

Edwin T. Still             58    Vice President, Environment and Health
                                 Management since June 1990.  Vice
                                 President and Director of Environment
                                 and Health Management Division since
                                 September 1984.

Jean B. Wallace            39    Vice President, Human Resources since
                                 November 1989.  Director of Human
                                 Resources from May 1988 until November
                                 1989.

Dale E. Warfield           50    Vice President, Materials Management and
                                 Transportation since April 1991.
                                 Director of Purchasing and Materials
                                 Management from March 1990 until April
                                 1991.  Director of Purchasing from July
                                 1985 until March 1990.

Ray A. Freels              65    President, Kerr-McGee Refining
                                 Corporation since July 1993.
                                 Independent consultant from October 1992 until July 1993. Senior Vice President,
                                 Kerr-McGee Corporation from January 1986 until he retired in October 1992.
                                 President, Kerr-McGee Refining
                                 Corporation from December 1985 until
                                 October 1992.

      There is no family relationship between any of the executive officers.


                                       PART II


Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters

      Information relative to the market on which the company's common stock is traded, the high and low sales prices of the common stock by quarters for the past two years, and the approximate number of holders of common stock is furnished in Note 30 to the Consolidated Financial Statements on page 56 of the 1993 Annual Report to Stockholders, which note is incorporated by reference in
Item 8.

      Quarterly dividends declared totaled $1.52 per share for each of the years 1993 and 1992 and $1.50 per share for the year 1991. Cash dividends have been paid continuously since 1941 and totaled $73 million in each of the years 1993 and 1992 and $72 million in 1991.

Item 6.      Selected Financial Data

      Information regarding selected financial data required in this item is presented in the schedule captioned "Six-Year Financial
Summary" on page 57 of the 1993 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

      "Management's Discussion and Analysis" on pages 25 through 29 of the 1993 Annual Report to Stockholders is incorporated herein by reference.

Item 8.      Financial Statements and Supplementary Data

      The following financial statements and supplementary data included in the 1993 Annual Report to Stockholders are incorporated herein by reference:


                                                                          Annual
                                                                          Report
                  Item                                                  Page No.

Report of Independent Public Accountants                                      30

Consolidated Statement of Income                                              31

Consolidated Statement of Retained Earnings                                   31

Consolidated Balance Sheet                                                    32

Consolidated Statement of Cash Flows                                          33

Notes to Financial Statements                                              34-56


Item 9.      Change in and Disagreements with Accountants on
             Accounting and Financial Disclosure

      None.

                                      PART III


Item 10.     Directors and Executive Officers of the Registrant

(a)   Identification of directors -

         For information required under this section, reference is made to the "Election of Directors" section of the company's proxy statement for 1994 made in connection with its Annual Stockholders' Meeting to be held on May 3, 1994.

(b)   Identification of executive officers -

         The information required under this section is set forth in the caption "Executive Officers of the Registrant" on pages 24 through 26 of this Form 10-K pursuant to Instruction 3 to
         Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K.

(c)   Compliance with Section 16(a) of the 1934 Act -

         For information required under this section, reference is made to the "Compliance with Section 16(a) of the Securities Exchange Act of 1934" section of the company's proxy statement for 1994 made in connection with its Annual
         Stockholders' Meeting to be held on May 3, 1994.

Item 11.   Executive Compensation

         For information required under this section, reference is made to the "Executive Compensation" section of the company's proxy statement for 1994 made in connection with its Annual Stockholders' Meeting to be held on May 3, 1994.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

         For information required under this section, reference is made to the "Security Ownership" section of the company's proxy statement for 1994 made in connection with its Annual Stockholders' Meeting to be held on May 3, 1994.

Item 13.   Certain Relationships and Related Transactions

         For information required under this section, reference is made to the "Election of Directors" section of the company's proxy statement for 1994 made in connection with its Annual Stockholders' Meeting to be held on May 3, 1994.

                                       PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K

(a) 1.   Financial Statements -

         The following consolidated financial statements of Kerr-
         McGee Corporation and its subsidiary companies, included in the company's 1993 Annual Report to Stockholders, are incorporated by reference in Item 8:

         Report of Independent Public Accountants
         Consolidated Statement of Income for the Years Ended
           December 31, 1993, 1992, and 1991
         Consolidated Statement of Retained Earnings for the Years
           Ended December 31, 1993, 1992, and 1991
         Consolidated Balance Sheet at December 31, 1993 and 1992 Consolidated Statement of Cash Flows for the Years Ended
           December 31, 1993, 1992, and 1991
         Notes to Financial Statements

(a) 2.   Financial Statement Schedules -                                   Page
         Report of Independent Public Accountants on Finan-
           cial Statement Schedules                                         34
         Schedule V - Property, Plant, and Equipment for the
           Years Ended December 31, 1993, 1992, and 1991                    35
         Schedule VI - Reserves for Depreciation, Depletion,
           and Amortization for the Years Ended December 31,
           1993, 1992, and 1991                                             36

         Schedule VIII - Valuation Accounts and Reserves for
           the Years Ended December 31, 1993, 1992, and 1991                37
         Schedule X - Supplementary Income Statement Informa-
           tion for the Years Ended December 31, 1993, 1992,
           and 1991                                                         38


         Schedules I, II, III, IV, VII, XI, XII, and XIII are omitted as the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules in accordance with instructions contained in Regulation S-X. Schedule IX is omitted as the subject matter thereof is included in Note 10 to the Consolidated Financial Statements on page 38 of the 1993 Annual Report to Stockholders, which note is incorporated by reference in
         Item 8.

(a)  3.   Exhibits -

             Exhibit No.

                  3.1 Restated Certificate of Incorporation of Kerr-McGee Corporation, filed as Exhibit
                                3.1 to the report on Form 10-Q for the
                                quarter ended June 30, 1987, and
                                incorporated herein by reference.

                  3.2 Bylaws of Kerr-McGee Corporation, as amended, filed as Exhibit 3(b) to the report on Form 10-K for the year ended December 31, 1986, and incorporated herein by reference.

                  4.1 Amended and Restated Rights Agreement dated as of July 11, 1989, filed as
                                Exhibit 1 to the report on Form 8-K dated
                                July 13, 1989, and incorporated herein by reference.

                  4.2 The company agrees to furnish to the Securities and Exchange Commission, upon request, copies of each of the following instruments defining the rights of the holders of certain long-term debt of the company: the Indenture dated as of June 1, 1976, between the company and Citibank, N.A., as trustee, relating to the company's 8-1/2% Sinking Fund Debentures due June 1, 2006; the Indenture dated as of November 1, 1981, between the company and United States Trust Company of New York, as trustee, relating to the company's 7% Debentures due November 1, 2011; the Note Agreement dated as of November 29, 1989, among the Kerr-McGee Corporation Employee Stock Ownership Plan Trust (the Trust) and several lenders, providing for a loan guaranteed by the company of $125 million to the Trust; the $300 million Credit Agreement dated as of August 15, 1990, providing for a five-year revolving credit facility with a bullet maturity on the fifth anniversary of the execution of the Credit Agreement; the Facilities Agreement dated March 3, 1991, providing for borrowings of up to $65 million through September 3, 1993, by National Titanium Dioxide Company Limited (Cristal), a Saudi Arabian limited liability company (owned 25% by a wholly owned subsidiary of the company), and several banks with 25% of the loans guaranteed on a several basis by the company's subsidiary; and the Revolving Credit Agreement dated as of October 16, 1992, among Kerr-McGee Corporation, Kerr-McGee Oil (U.K.) PLC, and several banks providing for revolving credit of up to $230 million through October 16, 1997. The total amount of securities authorized under each of such instruments does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.

                  4.2 Kerr-McGee Corporation Direct Purchase and Dividend Reinvestment Plan filed on Form S-3 effective August 19, 1993, Registration No. 33-66112, and incorporated herein by reference.

                 10.1 Deferred Compensation Plan for Non-Employee Directors as amended and restated effective October 1, 1990, filed as Exhibit 10(1) to the report filed on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

                 10.2 Kerr-McGee Corporation Stock Deferred Compensation Plan for Non-Employee Directors effective October 1, 1988, filed as Exhibit 10(2) to the report filed on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

                 10.3 Description of the company's Annual Incentive Compensation Plan, filed as
                                Exhibit 10(3) to the report filed on Form
                                10-K for the year ended December 31,
                                1989, and incorporated herein by
                                reference.

                 10.4 The 1984 Employee Stock Option Plan filed as Exhibit 4.2 to Form S-8 Registration No. 2-90981 and incorporated herein by reference.

                 10.5 The Long Term Incentive Program effective July 1, 1987, filed as Exhibit 4.1 to Form S-8 Registration No. 33-24274 and incorporated herein by reference.

                 10.6 Benefits Restoration Plan as amended and restated effective September 13, 1989, filed as Exhibit 10(6) to the report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

                 10.7 Kerr-McGee Corporation Executive Deferred Compensation Plan effective January 1, 1991, filed as Exhibit 10(7) to the report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

                 10.8 Kerr-McGee Corporation Supplemental Executive Retirement Plan effective January 1, 1991, filed as Exhibit 10(8) to the report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

                 10.9 Amended and restated Agreement, restated as of December 31, 1992, between the company and Frank A. McPherson filed as
                                Exhibit 10(9) on Form 10-K for the year
                                ended December 31, 1992, and incorporated herein by reference.

                 10.10 Amended and restated Agreement, restated as of December 31, 1992, between the company and John C. Linehan filed as
                                Exhibit 10(10) on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

                 10.11 Amended and restated Agreement, restated as of December 31, 1992, between the company and Luke R. Corbett filed as
                                Exhibit 10(11) on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

                 10.12 Agreement, effective January 2, 1990, between the company and C. C. Stewart, Jr., filed as Exhibit "A" within Exhibit 10(14) to the report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

                 10.13 Amended and restated Agreement, restated as of December 31, 1992, between the company and George R. Hennigan.

                 10.14 Form of agreement, amended and restated as of December 31, 1992, between the company and certain executive officers not named in the Summary Compensation Table contained in the company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders, filed as
                                Exhibit 10(14) on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

                 12             Computations of ratio of earnings to
                                fixed charges.

                 13             1993 Annual Report to Stockholders.

                 21             Subsidiaries of the Registrant.

                 23             Consent of Arthur Andersen & Co.

                 24             Powers of attorney.


(b)   Reports on Form 8-K -

      No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1993.

Report of Independent Public Accountants On Financial
  Statement Schedules

To Kerr-McGee Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Kerr-McGee Corporation's 1993 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 18, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to changes in accounting for postretirement benefits other than pensions and income taxes in 1992 as discussed in Note 2 to the financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules V, VI, VIII, and X are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                       (Arthur Andersen & Co.)
                                       ARTHUR ANDERSEN & CO.




Oklahoma City, Oklahoma,
  February 18, 1994

                                                                           SCHEDULE V


                         KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                 PROPERTY, PLANT, AND EQUIPMENT

                           Balance at                                              Balance at
                          Beginning of Additions                         Other       End of
(In millions of dollars)      Year      at Cost   RetirementsTransfersChanges(A)      Year

Year Ended December 31, 1993
Exploration and production  $3,536       $318        $72       $ 1        -        $3,783
Refining and marketing         530         34          3         -        -           561
Chemicals                      728         39          7         -        -           760
Coal                           491         28          3         1        -           517
Other                          232          6          3        (2)       -           231
                            $5,517       $425        $88       $ -      $ -        $5,852

Year Ended December 31, 1992
Exploration and production  $3,330       $264       $127       $(3)     $72        $3,536
Refining and marketing         503         40         16         3        -           530
Chemicals                      747         33         52         -        -           728
Coal                           427         69          7        (2)       4           491
Other                          231          9         10         2        -           232
                            $5,238       $415       $212       $ -      $76        $5,517

Year Ended December 31, 1991
Exploration and production  $3,039       $318       $ 27       $ -      $ -        $3,330
Refining and marketing         463         54          4       (10)       -           503
Chemicals                      665         89          7         -        -           747
Coal                           408         20          2         1        -           427
Other                          194         33          5         9        -           231
Discontinued operations        292          -        292         -        -             -
                            $5,061       $514       $337       $ -      $ -        $5,238




(A)  Effective January 1, 1992, the differences between the assigned values and the tax bases of assets previously acquired were recognized in connection with the adoption of Statement of Financial Accounting Standards No. 109.
     The offsetting amounts were to deferred income taxes.


Depreciation, Depletion, and Amortization Rates

     Costs of producing oil and gas wells and a portion of the producing coal and chemical assets are charged to depreciation, depletion, and amortization over their estimated lives using the unit-of-production method.  It is not practical to summarize depreciation and amortization rates applicable to other assets for which the straight-line method is used because of the variety of properties and numerous rates used.  These rates are reviewed annually and revised as deemed necessary.

Reclassification

     For a discussion of the reclassification of previously presented information, reference is made to Note 2 to the
     Consolidated Financial Statements beginning on page 35 of the 1993 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                                                                           SCHEDULE VI


                         KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                     RESERVES FOR DEPRECIATION, DEPLETION, AND AMORTIZATION



                           Balance at  Charged toCharged to                         Balance at
                           Beginning    Profit or   Other                             End of
(In millions of dollars)    of Year       Loss    Accounts   Retirements  Transfers    Year

Year Ended December 31, 1993
Exploration and production  $2,152       $206      $ -        $ 65         $ 1       $2,294
Refining and marketing         315         26        -           1           -          340
Chemicals                      317         49       (4)          5           -          357
Coal                           221         26        4           3           1          249
Other                           90         14        -           3          (2)          99
                            $3,095        321      $ -        $ 77         $ -       $3,339

Year Ended December 31, 1992
Exploration and production  $2,069       $201      $ -        $117         $(1)      $2,152
Refining and marketing         304         23        -          13           1          315
Chemicals                      284         49       (4)         12           -          317
Coal                           199         25        3           6           -          221
Other                           83         14        -           7           -           90
                            $2,939       $312      $(1)       $155         $ -       $3,095

Year Ended December 31, 1991
Exploration and production  $1,892       $201      $ -        $ 24         $ -       $2,069
Refining and marketing         292         18        -           1          (5)         304
Chemicals                      245         46       (2)          5           -          284
Coal                           171         27        3           2           -          199
Other                           69         12        -           3           5           83
Discontinued operations        223          -        -         223           -            -
                            $2,892       $304      $ 1        $258         $ -       $2,939


Reclassification

     For a discussion of the reclassification of previously presented information, reference is made to Note 2 to the
     Consolidated Financial Statements beginning on page 35 of the 1993 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                                                                           SCHEDULE VIII


                         KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                 VALUATION ACCOUNTS AND RESERVES


                                                         Additions
                                       Balance at  Charged toCharged to  DeductionsBalance at
                                        Beginning  Profit and   Other       from     End of
(In millions of dollars)                 of Year      Loss    Accounts    Reserves    Year


Year Ended December 31, 1993
a. Deducted from asset accounts
     Allowance for doubtful notes
        and accounts receivable          $  3      $ 2         $ -        $ -        $  5

b. Not deducted from asset accounts
     Environmental and reclamation       $294       $ 4        $(1)(A)    $28        $269
     Postretirement Benefits               99        11          -          7         103
     Oil and gas site dismantlement        58        11          2 (B)      4          67
     Surface mine stripping cost           15        27          -         28          14
     Petroleum product pricing              2         -          -          2           -
     Other                                  8         1         (1)         1           7
                                         $476       $54        $ -        $70        $460


Year Ended December 31, 1992
a. Deducted from asset accounts
     Allowance for doubtful notes
       and accounts receivable           $  4       $  2       $ -        $ 3        $  3

b. Not deducted from asset accounts
     Environmental and reclamation       $113       $207(C)    $(1)(A)    $25        $294
     Postretirement Benefits                -        112(D)     (6)(A)      7          99
     Oil and gas site dismantlement        52         10         -          4          58
     Surface mine stripping cost           19         23         -         27          15
     Petroleum product pricing              2          -         -          -           2
     Other                                  9          -         -          1           8
                                         $195       $352       $(7)       $64        $476

Year Ended December 31, 1991
a. Deducted from asset accounts
     Allowance for doubtful notes
       and accounts receivable           $  6       $  2       $(1)(E)    $ 3        $  4

b. Not deducted from asset accounts
     Environmental and reclamation       $121       $ 15       $(3)(A)    $20        $113
     Oil and gas site dismantlement        46         10         -          4          52
     Surface mine stripping cost           23         22         -         26          19
     Petroleum product pricing              5          -         -          3           2
     Other                                  8          2         1          2           9
                                         $203       $ 49       $(2)       $55        $195





(A)   Transfer (to) from current.
(B)   Obligation assumed in connection with property acquisition.
(C)   Includes $205 million provision for reclamation and remediation of inactive sites.
(D)   Includes $101 million recognized for the accumulated postretirement benefit obligation at January 1, 1992, in connection with the adoption of Statement of Financial Accounting Standards No. 106.
(E)   Recovery of receivables applicable to discontinued operations sold in 1989 previously reserved.

                                                                           SCHEDULE X


                         KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                                   Year Ended December 31,

(In millions of dollars)                         1993           1992          1991

Charges to costs and expenses -

    Maintenance and repairs                       $135           $139          $128

    Royalties                                       40             45            46


                                     SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        KERR-McGEE CORPORATION




March 28, 1994                          By:   (Frank A. McPherson)
     Date                                     Frank A. McPherson,
                                              Chairman of the Board and
                                                Chief Executive Officer




March 28, 1994                          By:   (John C. Linehan)
     Date                                     John C. Linehan,
                                              Senior Vice President and
                                                Chief Financial Officer




March 28, 1994                          By:   (J. Michael Rauh)
     Date                                     J. Michael Rauh,
                                              Vice President and Controller
                                                and Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.



                                        By:   Bennett E. Bidwell*
                                              Bennett E. Bidwell, Director


                                        By:   E. H. Clark, Jr.*
                                              E. H. Clark, Jr., Director


                                        By:   Richard D. Harrison*
                                              Richard D. Harrison, Director


                                        By:   Martin C. Jischke*
                                              Martin C. Jischke, Director


March 28, 1994                          By:   Robert S. Kerr, Jr.*
     Date                                     Robert S. Kerr, Jr., Director


                                        By:   Frank A. McPherson*
                                              Frank A. McPherson, Director


                                        By:   William C. Morris*
                                              William C. Morris, Director


                                        By:   John J. Murphy*
                                              John J. Murphy, Director


                                        By:   John J. Nevin*
                                              John J. Nevin, Director


                                        By:   Farah M. Walters*
                                              Farah M. Walters, Director

* By his signature set forth below, John C. Linehan has signed this Annual Report on Form 10-K as attorney-in-fact for the directors noted above, pursuant to power of attorney filed with the Securities and Exchange Commission.



                                        By:   (John C. Linehan)
                                              John C. Linehan

Exhibit Index

The following exhibits are filed with this document:

Exhibit 10.13
Exhibit 12
Exhibit 21
Exhibit 23
Exhibit 24