Form 10-Q
period 1994-03-31
KERR MCGEE CORP
filed 1994-05-13
CIK 55458

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1994

                                     OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from        to

                        Commission File Number 1-3939


                           KERR-McGEE CORPORATION
           (Exact Name of Registrant as Specified in its Charter)


   73-0311467                                A Delaware Corporation
(I.R.S. Employer                         (State or Other Jurisdiction of
Identification No.)                      Incorporation or Organization)


             Kerr-McGee Center, Oklahoma City, Oklahoma    73125
            (Address of Principal Executive Offices and Zip Code)


                             (405) 270-1313
             Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X        No

Number of shares of common stock, $1.00 par value, outstanding as of April 30, 1994:  51,658,219

                                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                       KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                                CONSOLIDATED STATEMENT OF INCOME
                                                         (UNAUDITED)
                                                                               Three Months Ended
                                                                                    March 31,
(Millions of dollars, except per-share amounts)                                1994              1993

Sales                                                                       $ 800.9          $  783.5

Costs and Expenses
  Costs and operating expenses                                                600.3             599.7
  Selling, general, and administrative expenses                                37.2              35.0
  Depreciation and depletion                                                   79.1              72.7
  Exploration, including dry holes and
    amortization of undeveloped leases                                         23.1              13.9
  Taxes, other than income taxes                                               21.2              20.6
  Interest and debt expense                                                    12.9              12.4
       Total Costs and Expenses                                               773.8             754.3

                                                                               27.1              29.2
Other Income                                                                    5.3               6.8

Income before Income Taxes                                                     32.4              36.0
Provision for Income Taxes                                                     10.8              11.6

Net Income                                                                  $  21.6          $   24.4

Net Income per Common Share                                                 $   .42          $    .50

Cash Dividends Declared per Common Share                                    $   .38          $    .38

Average Number of Shares Outstanding (thousands)                             51,656            48,294




The accompanying notes are an integral part of this statement.

                                    KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                             CONSOLIDATED BALANCE SHEET
                                                     (UNAUDITED)
                                                                            March 31,            December 31,
(Millions of dollars)                                                            1994                    1993

ASSETS
Current Assets
  Cash                                                                      $   100.4              $     94.4
  Notes and accounts receivable                                                 367.0                   373.2
  Inventories                                                                   392.9                   348.9
  Deposits and prepaid expenses                                                  45.7                    49.3
       Total Current Assets                                                     906.0                   865.8

Property, Plant, and Equipment                                                5,936.9                 5,852.3
  Less reserves for depreciation,
     depletion, and amortization                                              3,391.6                 3,338.9
                                                                              2,545.3                 2,513.4

Investments and Other Assets                                                    232.7                   168.2

                                                                            $ 3,684.0              $  3,547.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings and accounts payable                                $   639.5              $    593.8
  Other current liabilities                                                     158.7                   193.7
       Total Current Liabilities                                                798.2                   787.5

Long-Term Debt                                                                  686.8                   589.9

Deferred Credits and Other Liabilities                                          666.7                   657.8

Stockholders' Equity
  Common stock, par value $1 - 150,000,000
     shares authorized, 53,268,181 shares issued
     at 3-31-94 and at 12-31-93                                                  53.3                    53.3
  Capital in excess of par value                                                308.1                   308.0
  Preferred stock purchase rights                                                  .5                      .5
  Retained earnings                                                           1,310.7                 1,308.8
  Unrealized gain on securities available-for-sale                               14.7                       -
  Common shares in treasury, at cost - 1,611,688
     shares at 3-31-94 and 1,612,688 at 12-31-93                                (62.7)                  (62.7)
  Deferred compensation                                                         (92.3)                  (95.7)
       Total Stockholders' Equity                                             1,532.3                 1,512.2

                                                                            $ 3,684.0              $  3,547.4


  The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

  The accompanying notes are an integral part of this statement.


                                   KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (UNAUDITED)

                                                                            Three Months Ended
                                                                                 March 31,
(Millions of dollars)                                                       1994             1993

Operating Activities
Net income                                                              $   21.6          $  24.4
Adjustments to reconcile to net cash
  provided by operating activities -
    Depreciation, depletion, and amortization                               83.2             77.2
    Deferred income taxes                                                   (5.8)             1.4
    Noncash items affecting net income                                      17.9              6.6
    Other net cash provided (used) in operating activities                 (50.6)            52.6
      Net Cash Provided by Operating Activities                             66.3            162.2

Investing Activities
Capital expenditures                                                      (129.4)          (151.9)
Purchase of long-term investments                                          (35.2)           (15.7)
Other investing activities                                                  11.1              9.3
      Net Cash Used in Investing Activities                               (153.5)          (158.3)


Financing Activities
Increase in short-term borrowings                                          148.9             54.6
Repayment of debt                                                          (36.1)             (.9)
Dividends paid                                                             (19.6)           (18.3)
Other financing activities                                                     -               .5
      Net Cash Provided by Financing Activities                             93.2             35.9

Net Increase in Cash and Cash Equivalents                                    6.0             39.8

Cash and Cash Equivalents at Beginning of Period                            94.4             57.3

Cash and Cash Equivalents at End of Period                              $  100.4          $  97.1




The accompanying notes are an integral part of this statement.


              KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1994


A. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

B. After adding the dilutive effect of the conversion of options to the weighted average number of shares outstanding, the shares used to compute net income per common share were 51,731,887 and 48,386,565 for the three months ended March 31, 1994 and 1993, respectively.

C. The company's crude oil and refined petroleum products inventories are priced at cost under the LIFO method. Since the carrying values of inventories under the LIFO method are based on an annual determination of quantities and costs as of the last day of the fiscal year, the carrying values of inventories at March 31, 1994, were based on certain estimates relating to quantities and costs expected to exist at December 31, 1994.

D. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                        Three Months Ended
                                                             March 31,
     (Millions of dollars)                             1994               1993

     Income taxes                                   $  20.7            $  11.2
     Interest                                          19.5               13.2


E.                 The Kerr-McGee Corporation Employee Stock
                   Ownership Plan (ESOP) was established in 1989.
                   A leveraged employee stock ownership plan, the ESOP invests only in the common stock of the company. Most of the company's employees are eligible to participate in both the ESOP and the Kerr-McGee Savings Investment Plan (SIP).
                   Participants' contributions to the SIP are matched by company contributions to the ESOP. Although the SIP and the ESOP are separate plans, matching contributions to the ESOP are contingent upon participants' contributions to the SIP.

                   In 1989, the ESOP purchased 2.7 million shares of the company's common stock at market value. To finance the purchase, the ESOP incurred indebtedness to a group of institutional investors in the aggregate principal amount of $125 million. The borrowings are guaranteed by the company.

                   Company stock acquired with the proceeds of the loan is held by the ESOP trust in a suspense account. The company's matching contributions and dividends paid on the common stock held in the loan suspense account are used to repay the loan.
                   Stock is released from the loan suspense account as the principal and interest are paid. The stock is then allocated to participants' accounts at market value as the participants' contributions are made to the SIP.

                   Dividends paid on the common stock held in participants' accounts are also used to repay the loan. Stock with a market value equal to the amount of the dividend is allocated to the participants' accounts.

                   At March 31, 1994, the ESOP held 918,877 shares of company stock allocated to participants' accounts and 1,755,844 shares in the loan suspense account. An additional 8,704 shares had been released from the loan suspense account but not yet allocated to participants' accounts.

                   All ESOP shares are considered outstanding for earnings per share calculations. Dividends on ESOP shares are charged to retained earnings. Compensation expense, recognized by the cash method, is reduced for dividends paid on the ESOP shares. Total expenses recognized in connection with the ESOP (which includes interest expense incurred on the ESOP debt guaranteed by the company) are set forth below:


                                                                Three Months Ended
                                                                     March 31,
     (Millions of dollars)                                     1994             1993

     Total expenses recognized                                $ 4.0            $ 4.1
     Interest expense (included in above total)                 2.2              2.3


                   The company's total cash contribution to the ESOP for the first quarter of 1994 was $6.2 million, net of $2 million for dividends paid on the company's stock held by the ESOP. For the 1993 first quarter, the company's cash contribution was $5.6 million, net of $2 million for dividends.

F. The company adopted Statement of Financial Accounting Standards 115, "Accounting for Investments in Certain Debt and Equity Securities," in the first quarter of 1994. Net income was not affected by this change in accounting principle. At March 31, 1994, the company held equity securities considered to be available-for-sale. These securities are carried as Investments and Other Assets in the Consolidated Balance Sheet at fair value of $35.8 million (cost of $12 million). Gross unrealized holding gains of $23.8 million are classified as a separate component of Stockholder's Equity, net of income taxes of $9.1 million.

G. Since August 1979, when the company filed a plan with the Nuclear Regulatory Commission to decommission a former operation in West Chicago, Illinois, a number of judicial and administrative proceedings have been filed. The operation, which was closed in 1973, processed thorium ores, leaving ore residues, process buildings, and equipment with some low-level radioactivity on site. While a number of these proceedings have been settled or resolved, several proceedings remain pending, and a license to decommission has not been received. Currently, the State of Illinois has jurisdiction of this site and continues to require offsite disposal of the material.

                   In March 1992, the company entered into an agreement with a third party to provide for the disposal of such waste material at a permanent disposal facility in Utah, and the third party received a disposal license from the Nuclear Regulatory Commission in 1993. The agreement covers an estimated 13.5 million cubic feet of thorium mill tailings and other related materials. Removal of the waste material is subject to additional regulatory approvals being obtained.

                   In September 1992, the Governor of Illinois signed the Uranium and Thorium Mill Tailings Control Act, which imposes on the company, beginning January
                   1, 1994, an annual fee of $2.00 per cubic foot of byproduct material stored at the former West
                   Chicago mill site. The act also provides that the assessed fee may be used as reimbursement for removal expenses. In February 1993, the company filed suit in the Northern District of Illinois challenging this act on federal constitutional grounds and seeking to enjoin state officials from assessing such a fee. This suit is still pending. In early 1994, the company paid an assessed fee of $33 million under protest and filed suit in the Cook County
                   Circuit Court protesting the amount of the fee.

                   In May 1994, the company, the City of West
                   Chicago (the City), and the State of Illinois (the State) finalized an agreement regarding the decommissioning of the closed West Chicago facility subject to formal approval and execution by all parties. The company plans to initiate construction as soon as licenses and permits are issued and is scheduled to commence shipments of material from the site by October 1, 1994. Subject to the company moving certain amounts of material by specified dates, the State has agreed that the fee applies only to byproduct material onsite and has further agreed to a cap on the storage fee of $26 million per annum which results in a refund of $7 million of the 1994 payment. The agreement also assures storage fee amounts paid will be promptly reimbursed to the company for removing the material. Subject to the City and State performing its obligations under the contract, the company has agreed to pay $2.8 million to the City for public works projects and will pay $800,000 to the State for response costs. Upon all the parties completing their obligations under the agreement, the company has agreed to stay the pending litigation described in the preceding paragraph and ultimately dismiss such litigation.

                   The aggregate decommissioning and relocation costs to the company are difficult to estimate because of the many contingencies. These contingencies include the absence of regulatory approval of a relocation plan. It is presently estimated, however, that the total remaining decommissioning costs, including the relocation costs that may be expended pursuant to the agreement referred to above, will approximate $150 million, payable over the time necessary to relocate the materials, presently estimated at between four and seven years. The company has established reserves for offsite disposal of the material. The costs to the company for removal will be reduced by any amounts recovered pursuant to the Energy
                   Policy Act of 1992 (which could be up to $40 million). As discussed in the preceding two paragraphs, all the amounts paid to the State of Illinois pursuant to the Uranium and Thorium Mill Tailings Control Act will be reimbursed to the company as relocation expenditures are incurred.

                   Almost all of the company's plants and facilities are subject to various environmental laws and regulations. In addition to the West Chicago site discussed above, the company has been notified that it may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites and former plant sites. It was reported in the most recent Form 10-K that the total aggregate estimated cost to investigate and/or remediate all presently identified sites of former or current operations was $443 million of which $165 million was spent through December 31, 1993, and that reserves for future expenditures totaled $278 million at December 31, 1993. No material changes in the expenditures or reserves was incurred during the first quarter of 1994.

                   The company is also a party to a number of other legal proceedings pending in various courts or agencies in which it or a subsidiary appears as plaintiff or defendant.

                   Because of continually changing environmental laws and regulations, the nature of the company's businesses, the large number of other potentially responsible parties, and pending legal proceedings, it is not possible to reliably estimate the amount or timing of all future expenditures relating to these contingencies. The company provides for costs related to contingencies when a loss is probable, and the amount is reasonably estimable. Although management believes, after consultation with general counsel, that adequate reserves have been provided for all known contingencies, it is possible, due to the above-noted uncertainties, additional reserves could be required in the future that could have a material effect on results of operations in a particular quarter or annual period. However, the ultimate resolution of these commitments and contingencies, to the extent not previously provided for, should not have a material adverse effect on the company's financial position.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 1994 Results with 1993 Results

CONSOLIDATED OPERATIONS

First-quarter 1994 net income totaled $21.6 million, compared with $24.4 million for the same 1993 period. The lower net income was due principally to higher net nonoperating expenses.

Operating profit of $54.8 million was approximately the same as in the 1993 first quarter, despite a 25% decline in oil prices. Refining and marketing had operating profit of $22.6 million, compared with a loss of $9.2 million in the first quarter of 1993. The improvement was due primarily to higher margins resulting from lower refined-product costs, partially offset by lower sales prices. Chemicals operating profit totaled $16.9 million, up from $14.8 million for first quarter 1993, due primarily to higher pigment sales volumes and higher forest product sales prices and volumes. Coal operating profit totaled $12.6 million for the first 1994 quarter, down from $20.7 million last year as lower sales prices more than offset lower per-unit production cost and higher sales volumes. Exploration and production operating profit was $4.9 million, significantly lower than last year's operating profit of $29.7 million. Lower crude oil sales prices, lower natural gas sales volumes, and increased exploration expense more than offset a 35% increase in crude oil sales volumes and a 17% increase in natural gas sales prices.

Net nonoperating expenses totaled $22.4 million, up from $19 million last year. Adversely affecting the 1994 quarter were lower gains on sales of assets.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the first quarter of 1994, compared with the same period last year.


                                                                               Three Months Ended
                                                                                    March 31,
(Millions of dollars)                                                          1994              1993
Sales
  Exploration and production(1)                                             $ 110.0          $   88.3
  Refining and marketing                                                      461.6             486.0
  Chemicals                                                                   145.3             121.1
  Coal                                                                         74.0              78.9
  Other                                                                        10.0               9.2

    Total Sales                                                             $ 800.9          $  783.5

Operating Profit (Loss)
  Exploration and production                                                $   4.9          $   29.7
  Refining and marketing                                                       22.6              (9.2)
  Chemicals                                                                    16.9              14.8
  Coal                                                                         12.6              20.7
  Other                                                                        (2.2)             (1.0)
    Total Operating Profit                                                     54.8              55.0
Net Nonoperating Expense                                                      (22.4)            (19.0)
Income before Income Taxes                                                     32.4              36.0
Provision for Income Taxes                                                     10.8              11.6

Net Income                                                                  $  21.6          $   24.4

(1)Excludes intersegment sales, primarily crude oil sales, of $34 million and $46.2 million for the three months ended
   March 31, 1994 and 1993, respectively.


Exploration and Production -

Exploration and production operating profit for the first quarter of 1994 was $4.9 million, down from $29.7 million last year. Compared with the first quarter of 1993, the company's average crude oil price declined $4.25 per barrel, or 25%, and natural gas sales volumes declined 29 MMCF per day, or 10%. Also adversely affecting the 1994 first quarter were higher operating expenses due primarily to production from the Gryphon, Scott, and East Brae fields in the North Sea; and higher exploration expense due primarily to dry hole costs in the Gulf of Mexico, the North Sea, and other international areas. Partially offsetting were higher crude oil sales volumes and higher natural gas sales prices.

Revenues, including intersegment sales, were $144 million and $134.5 million for the first quarter of 1994 and 1993, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes by geographic area for the first quarters of 1994 and 1993.


                                                              Three Months Ended                  Percent
                                                                   March 31,                      Increase
                                                              1994              1993             (Decrease)
Crude oil sales (thousands of bbls/day)
  United States                                               25.5              27.5                 (7)
  Canada                                                       4.9               4.9                  -
  North Sea                                                   31.0              11.8                163
  Other international                                          4.0               4.3                 (7)
    Total                                                     65.4              48.5                 35

Average crude oil sales price (per barrel)
  United States                                            $ 12.19           $ 17.30                (30)
  Canada                                                     11.47             15.59                (26)
  North Sea                                                  13.18             17.17                (23)
  Other international                                        13.71             15.72                (13)
    Average                                                $ 12.70           $ 16.95                (25)

Natural gas sales (MMCF per day)                               264               293                (10)

Average natural gas sales price (per MCF)                  $  2.04           $  1.74                 17


Refining and Marketing -

Lower refined-product cost, partially offset by lower sales prices, resulted in refining and marketing operating profit of $22.6 million for the first quarter of 1994, compared with the $9.2 million operating loss for the same 1993 quarter. Lower sales prices also adversely affected first-quarter 1994 revenues of $461.6 million, compared with $486 million for the same period last year. For the first three months of 1994 and 1993, refinery runs averaged 147,100 and 129,000 barrels per day, respectively.


Chemicals -

Chemicals' first-quarter 1994 operating profit of $16.9 million on revenues of $145.3 million, compared with operating profit of $14.8 million on revenues of $121.1 million for the 1993 first quarter. Revenues improved due primarily to higher pigment sales volumes and higher forest product sales prices and volumes. Operating profit improved primarily due to the higher revenues.




Coal -

First-quarter 1994 operating profit and revenues were $12.6 million and $74 million, respectively, down from $20.7 million and $78.9 million, respectively, for the same 1993 quarter. Revenues declined due to lower average sales prices resulting primarily from a late-1993 contract renegotiation, partially offset by higher sales volumes. The operating profit decline resulted principally from the lower revenues, partially offset by lower per-unit production costs.

Net Nonoperating Expense -

Net nonoperating expense was $22.4 million for the first three months of 1994, compared with $19 million for the same 1993 period. The increase was principally due to lower gains on sales of assets.

Provision for Income Taxes -

The provision for income taxes was $10.8 for the first three months of 1994, approximately the same as for the 1993 period.


FINANCIAL CONDITION

At March 31, 1994, the company's net working capital position was $107.8 million, compared with $78.3 million at December 31, 1993. Working capital increased due principally to additional commercial paper borrowings classified as long-term debt, partially offset by net property, plant and equipment additions.

The company had unused lines of credit and revolving credit facilities of $331 million at March 31, 1994. Of this amount, $250 million and $50 million can be used to support the commercial paper borrowings of Kerr-McGee Credit Corporation and Kerr-McGee Oil (U.K.) PLC, respectively.

For the first three months of 1994, net cash provided by operating activities of $66.3 million was comprised principally of net income of $21.6 million and depreciation, depletion, and amortization of $83.2 million. Partially offsetting was a net increase in current assets, excluding cash and marketable securities, of $39.2 million. Net cash provided by operating activities for the same 1993 period was $162.2 million.

First-quarter 1994 capital expenditures totaled $119.4 million, approximately the same as for the 1993 first quarter. Petroleum-related expenditures, principally in the Gulf of Mexico, North Sea, and offshore China, were 86% of the 1994 amount. Chemicals expenditures were 10% of the total. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective long- and/or short-term borrowings.

The company continues to evaluate strategic alternatives for the refining and marketing operations, as announced in June 1992.


                         PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

                   Reference is made to the West Chicago matter on page 23 of the company's Form 10-K for the year ended December 31, 1993. For the report on the current status of this matter, reference is made to Note G to the Consolidated Financial Statements beginning on page 6 of this Form 10-Q.



Item 4.            Submission of Matters to a Vote of Security Holders.

                   (a) The 1994 annual meeting of stockholders was held on May 3, 1994.

                   (b) The following matters were voted upon at the annual meeting:

                         (1) Following are the directors elected at the 1994 annual meeting and the tabulation of votes related to each nominee.

                                                                                                       Votes
                  Nominee                                     Affirmative                             Withheld

                  Bennett E. Bidwell                          45,119,968                              347,351
                  Earnest H. Clark, Jr.                       45,101,302                              366,017
                  Martin C. Jischke                           45,117,698                              349,621
                  Robert S. Kerr, Jr.                         45,130,733                              336,586
                  Frank A. McPherson                          45,126,634                              340,685
                  William C. Morris                           45,149,348                              317,971
                  John J. Murphy                              45,132,917                              334,402
                  John J. Nevin                               45,128,332                              338,987
                  Farah M. Walters                            45,106,501                              360,818


                         (2)    The stockholders ratified the
                                appointment of Arthur Andersen & Co.
                                as independent public accountants for
                                1994.  Affirmative votes were
                                45,185,836; negative votes were
                                212,925; and abstentions were 68,558.

Item 6.            Exhibits and Reports on Form 8-K.

                   (a)   Exhibit

                   10.7 Kerr-McGee Corporation Executive Deferred Compensation Plan as amended and restated effective January 1, 1994.

                   (b)   Reports on Form 8-K

                         None


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           KERR-McGEE CORPORATION



Date: May 13, 1994     By   (JOHN M. RAUH)
                            J. Michael Rauh
                            Vice President and Controller
                            and Chief Accounting Officer