Form 10-Q
period 1994-06-30
KERR MCGEE CORP
filed 1994-08-15
CIK 55458

FORM 10-Q
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D. C. 20549


  [X]  QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended June 30, 1994

                     OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition Period from        to


        Commission File Number 1-3939


           KERR-McGEE CORPORATION

  (Exact Name of Registrant as Specified in its Charter)


           A Delaware Corporation                   73-0311467
   (State or Other Jurisdiction of                   (I.R.S.
    Incorporation or Organization)               Identification No.)

 Kerr-McGee Center, Oklahoma City, Oklahoma 73125
   (Address of Principal Executive Offices and Zip Code)

  Registrant's telephone number, including area code (405) 270-1313


Indicate by check mark whether the
registrant (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes   X        No

Number of shares of common stock, $1.00 par
value, outstanding as of July 31, 1994:
51,664,447

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                            Three Months Ended  Six Months Ended
                                 June 30,           June 30,
(Millions of dollars,
except per-share amounts)     1994      1993       1994      1993

Sales                        $864.8    $845.8    $1,665.7  $1,629.3

Costs and Expenses
 Costs and operating
   expenses                   648.4     647.5     1,248.7   1,247.2
 Selling, general, and
   administrative expenses     37.6      32.9        74.8      67.9
 Depreciation and depletion    81.9      72.9       161.0     145.6
 Exploration, including dry
   holes and amortization
     of undeveloped leases     19.4      12.1        42.5      26.0
 Taxes, other than income
   taxes                       19.6      20.6        40.8      41.2
 Interest and debt expense     14.0      11.9        26.9      24.3
       Total Costs and
         Expenses             820.9     797.9     1,594.7   1,552.2

                               43.9      47.9        71.0      77.1
Other Income                    2.3       3.9         7.6      10.7
Income before Income Taxes     46.2      51.8        78.6      87.8
Provision for Income Taxes     15.8      18.1        26.6      29.7

Net Income                   $ 30.4    $ 33.7    $   52.0  $   58.1

Net Income per Common Share  $  .58    $  .70    $   1.00  $   1.20

Cash Dividends Declared
 per Common Share            $  .38    $  .38    $    .76  $    .76

Average Number of Shares
 Outstanding (thousands)     51,659    48,323      51,658    48,309






 The accompanying notes are an integral part of this statement.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                    June 30,         Dec. 31,
(Millions of dollars)                   1994             1993

ASSETS
Current Assets
 Cash                               $  126.2         $   94.4
 Notes and accounts receivable         433.7            373.2
 Inventories                           389.2            348.9
 Deposits and prepaid expenses          83.4             49.3
     Total Current Assets            1,032.5            865.8

Property, Plant, and Equipment       5,939.3          5,852.3
 Less reserves for depreciation,
   depletion, and amortization       3,418.3          3,338.9
                                     2,521.0          2,513.4

Investments and Other Assets           188.3            168.2

                                    $3,741.8         $3,547.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Short-term borrowings and
   accounts payable                 $  695.3         $  593.8
 Other current liabilities             213.3            193.7
     Total Current Liabilities         908.6            787.5

Long-Term Debt                         676.0            589.9

Deferred Credits and Other
 Liabilities                           615.8            657.8

Stockholders' Equity
 Common stock, par value $1 -
   150,000,000 shares authorized,
   53,270,585 shares issued at
   6-30-94 and 53,268,181 at
   12-31-93                             53.3             53.3
 Capital in excess of par value        308.1            308.0
 Preferred stock purchase rights          .5               .5
 Retained earnings                   1,321.5          1,308.8
 Unrealized gain on securities
   available for sale                   12.9                -
 Common shares in treasury,
   at cost - 1,611,688 shares
   at 6-30-94 and 1,612,688
   at 12-31-93                         (62.7)           (62.7)
 Deferred compensation                 (92.2)           (95.7)
     Total Stockholders' Equity      1,541.4          1,512.2

                                    $3,741.8         $3,547.4





 The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

 The accompanying notes are an integral part of this balance sheet.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                            Six Months Ended June 30,
(Millions of dollars)                         1994              1993

Operating Activities
Net income                                  $ 52.0            $ 58.1
Adjustments to reconcile to net cash
 provided by operating activities -
 Depreciation, depletion, and
   amortization                              169.6             154.2
 Deferred income taxes                        (1.6)             (4.0)
 Noncash items affecting net income           35.5              26.9
 Other net cash used in operating
   activities                               (114.1)            (25.6)
     Net Cash Provided by Operating
       Activities                            141.4             209.6

Investing Activities
Capital expenditures                        (203.3)           (256.6)
Purchase of long-term investments            (35.3)            (16.3)
Proceeds from sales of assets                 18.4              10.4
Other investing activities                    10.4               9.9
   Net Cash Used in
     Investing Activities                   (209.8)           (252.6)

Financing Activities
Increase in short-term borrowings            186.8             134.1
Repayment of long-term debt                  (47.4)            (13.1)
Dividends paid                               (39.3)            (36.6)
Other financing activities                      .1               2.4
   Net Cash Provided by
     Financing Activities                    100.2              86.8

Net Increase in Cash and Cash Equivalents     31.8              43.8

Cash and Cash Equivalents at
 Beginning of Period                          94.4              57.3

Cash and Cash Equivalents at End of Period  $126.2            $101.1







   The accompanying notes are an integral part of this statement.

  KERR-McGEE CORPORATION AND SUBSIDIARY COM-
PANIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JUNE 30, 1994


A.        The condensed financial state-
          ments included herein have been
          prepared by the company, without
          audit, pursuant to the rules and
          regulations of the Securities and
          Exchange Commission and, in the
          opinion of management, include
          all adjustments, consisting only
          of normal recurring accruals,
          necessary to present fairly the
          resulting operations for the
          indicated periods.  Certain in-
          formation and footnote disclo-
          sures normally included in finan-
          cial statements prepared in ac-
          cordance with generally accepted
          accounting principles have been
          condensed or omitted pursuant to
          such rules and regulations, al-
          though the company believes that
          the disclosures are adequate to
          make the information presented
          not misleading.  It is suggested
          that these condensed financial
          statements be read in conjunction
          with the financial statements and
          the notes thereto included in the
          company's latest annual report on
          Form 10-K.

B.        After adding the dilutive effect
          of the conversion of options to
          the weighted average number of
          shares outstanding, the shares
          used to compute net income per
          common share were 51,727,196 and
          48,456,622 for the three months
          ended June 30, 1994 and 1993,
          respectively, and 51,727,879 and
          48,412,007 for the six months
          ended June 30, 1994 and 1993,
          respectively.

C.        The company's crude oil and re-
          fined petroleum products invento-
          ries are priced at cost under the
          LIFO method.  Since the carrying
          values of inventories under the
          LIFO method are based on an annu-
          al determination of quantities
          and costs as of the last day of
          the year, the carrying values of
          inventories at June 30, 1994,
          were based on certain estimates
          relating to quantities and costs
          expected to exist at December 31,
          1994.

D.        Net cash provided by operating
          activities reflects cash payments
          for income taxes and interest as
          follows:
                            Six Months Ended
                                June 30,
  (Millions of dollars)     1994       1993

  Income taxes             $33.6      $34.4
  Interest                  38.7       37.0

E.        The Kerr-McGee Corporation Em-
          ployee Stock Ownership Plan
          (ESOP) was established in 1989.
          A leveraged employee stock owner-
          ship plan, the ESOP invests only
          in the common stock of the compa-
          ny.  Most of the company's em-
          ployees are eligible to partici-
          pate in both the ESOP and the
          Kerr-McGee Savings Investment
          Plan (SIP).  Participants' con-
          tributions to the SIP are matched
          by company contributions to the
          ESOP.  Although the SIP and the
          ESOP are separate plans, matching
          contributions to the ESOP are
          contingent upon participants'
          contributions to the SIP.

          In 1989, the ESOP purchased 2.7
          million shares of the company's
          common stock at market value.  To
          finance the purchase, the ESOP
          incurred indebtedness to a group
          of institutional investors in the
          aggregate principal amount of
          $125 million. The borrowings are
          guaranteed by the company.

          Company stock acquired with the
          proceeds of the loan is held by
          the ESOP trust in a suspense ac-
          count.  The company's matching
          contributions and dividends paid
          on the common stock held in the
          loan suspense account are used to
          repay the loan.  Stock is re-
          leased from the loan suspense
          account as the principal and
          interest are paid.  The stock is
          then allocated to participants'
          accounts at market value as the
          participants' contributions are
          made to the SIP.

          Dividends paid on the common
          stock held in participants' ac-
          counts are also used to repay the
          loan.  Stock with a market value
          equal to the amount of the divi-
          dend is allocated to the
          participants' accounts.

          At June 30, 1994, the ESOP held
          1,755,844 shares of company stock
          in the loan suspense account and
          972,431 shares allocated to
          participants' accounts.  Included
          in the participants' accounts
          were 16,642 shares committed to
          be released from the loan sus-
          pense account.  These shares were
          released on July 1.

          All ESOP shares are considered
          outstanding for earnings per
          share calculations.  Dividends on
          ESOP shares are charged to re-
          tained earnings.  Compensation
          expense, recognized by the cash
          method, is reduced for dividends
          paid on the ESOP shares.  Total
          expenses recognized in connection
          with the ESOP (which includes
          interest expense incurred on the
          ESOP debt guaranteed by the com-
          pany) are set forth below:

                           Three Months Ended     Six Months Ended
                                June 30,              June 30,
(Millions of dollars)       1994       1993       1994      1993

 Total expenses
   recognized               $3.7       $3.5       $7.7      $7.6
 Interest expense
   (included in above
   total)                    2.2        2.4        4.4       4.7

          For the first six months of 1994
          and 1993, the company's total
          cash contributions to the ESOP
          were $7.6 million, net of $2
          million for the dividends paid on
          the company's stock held by the
          ESOP, and $6.3 million, net of $2
          million for dividends, respec-
          tively.  For the 1994 and 1993
          second quarter, the company's
          contributions were $1.4 million
          and $.6 million, respectively.

F.        The company adopted Statement of
          Financial Accounting Standards
          115, "Accounting for Investments
          in Certain Debt and Equity Secu-
          rities," in the first quarter of
          1994.  Net income was not affect-
          ed by this change in accounting
          principle.  At June 30, 1994, the
          company held  securities consid-
          ered to be available for sale as
          follows:

                                                 Gross Unrealized
                                                   Holding Gains
  (Millions of dollars)      Cost     Fair Value     (Losses)

 Equity Securities           $12.0        $34.2          $22.2
 U.S. Government
   Obligations -
     Due within one year       3.6          3.5            (.1)
     Due after one year
       through four years     23.7         22.4           (1.3)

       Total                 $39.3        $60.1          $20.8

 Equity securities are carried in
 the Consolidated Balance Sheet at
 fair value as Investments and
 Other Assets.  U.S. Government
 obligations are carried at fair
 value as Current Assets or Invest-
 ments and Other Assets depending
 upon their maturity.  Unrealized
 holding gains are classified as a
 separate component of
 Stockholder's Equity, net of in-
 come taxes.  The change in the
 equity component during the first
 six months of 1994 was as follows:

                                    Net Unrealized
                                     Holding Gains
  (Millions of dollars)                (Losses)

 Balance at December 31, 1993          $   -
   Net unrealized holding gains         14.7
 Balance at March 31, 1994              14.7
   Net unrealized holding losses        (1.8)

 Balance at June 30, 1994              $12.9


G. Since August 1979, when the com-
   pany filed a plan with the Nuclear
   Regulatory Commission to decom-
   mission a former operation in West
   Chicago, Illinois, a number of
   judicial and administrative pro-
   ceedings have been filed.  The
   operation, which was closed in
   1973, processed thorium ores,
   leaving ore residues, process
   buildings, and equipment with some
   low-level radioactivity on site.
   While a number of these proceed-
   ings have been settled or re-
   solved, several proceedings remain
   pending, and while several approv-
   als have been received for the
   decommissioning process, a license
   to decommission has not been is-
   sued.  The State of Illinois has
   jurisdiction of this site and
   requires offsite disposal of the
   material.

 In March 1992, the company entered
 into an agreement with a third
 party to provide for the disposal
 of the material at a permanent
 disposal facility in Utah, and the
 third party received a disposal
 license from the Nuclear Regulato-
 ry Commission in 1993.  The agree-
 ment covers an estimated 13.5
 million cubic feet of thorium mill
 tailings and other related materi-
 als.  Removal of the material is
 subject to additional regulatory
 approvals being obtained.

 In September 1992, the Governor of
 Illinois signed the Uranium and
 Thorium Mill Tailings Control Act,
 which imposes on the company,
 beginning January 1, 1994, an
 annual fee of $2.00 per cubic foot
 of byproduct material stored at
 the former West Chicago mill site.
 The act also provides that the
 assessed fee may be used as reim-
 bursement for removal expenses.
 In February 1993, the company
 filed suit in the Northern Dis-
 trict of Illinois challenging this
 act on federal constitutional
 grounds and seeking to enjoin
 state officials from assessing
 such a fee. In early 1994, the
 company paid an assessed fee of
 $33 million under protest and
 filed suit in the Cook County
 Circuit Court protesting the
 amount of the fee.  This circuit
 court suit remains pending, but
 the circuit court has issued an
 interim consent decree ratifying
 the settlement agreement explained
 in the following paragraph.  Under
 this agreement, the suit in the
 Northern District of Illinois was
 dismissed without prejudice in
 July 1994, and the circuit court
 suit will be dismissed by the
 company upon all the parties com-
 pleting their obligations under
 the agreement.

 In July 1994, the company, the
 City of West Chicago (the City),
 and the State of Illinois (the
 State) executed an agreement re-
 garding the decommissioning of the
 closed West Chicago facility.  The
 company has commenced construction
 and is scheduled to commence ship-
 ments of material from the site on
 or before October 1, 1994.  Sub-
 ject to the company moving certain
 amounts of material by specified
 dates, the State has agreed that
 the storage fee applies only to
 byproduct material onsite and has
 further agreed to a cap on the
 storage fee of $26 million per
 annum which results in a refund of
 $7 million of the 1994 payment.
 The agreement also assures storage
 fee amounts paid will be promptly
 reimbursed to the company for
 removing the material.  Subject to
 the City and State each performing
 its obligations under the agree-
 ment, the company has agreed to
 pay $2.8 million to the City for
 public works projects.  The compa-
 ny paid $800,000 to the State for
 response costs.

 The aggregate decommissioning and
 relocation costs to the company
 are difficult to estimate because
 of the many contingencies.  These
 contingencies include the issuance
 of a license and other approvals
 necessary to decommission the
 facility.  It is presently esti-
 mated, however, that the total re-
 maining decommissioning costs,
 including the relocation costs
 that may be expended pursuant to
 the agreement referred to above,
 will approximate $150 million,
 payable over the time necessary to
 relocate the materials, presently
 estimated at between four and
 seven years.  The company has
 established reserves for offsite
 disposal of the material.  The
 costs to the company for removal
 will be reduced by any amounts
 recovered pursuant to the Energy
 Policy Act of 1992 (which could be
 up to $40 million).  As discussed
 in the preceding two paragraphs,
 all the amounts paid to the State
 of Illinois pursuant to the Urani-
 um and Thorium Mill Tailings Con-
 trol Act will be reimbursed to the
 company as relocation expenditures
 are incurred.

 Almost all of the company's plants
 and facilities are subject to
 various environmental laws and
 regulations.  In addition to the
 West Chicago site discussed above,
 the company has been notified that
 it may be responsible in varying
 degrees for a portion of the costs
 to clean up certain waste disposal
 sites and former plant sites.  It
 was reported in the most recent
 Form 10-K that the total aggregate
 estimated cost to investigate
 and/or remediate all presently
 identified sites of former or
 current operations was $443 mil-
 lion of which $165 million was
 spent through December 31, 1993,
 and that reserves for future ex-
 penditures totaled $278 million at
 December 31, 1993.  Expenditures
 charged to reserves totaled $11.8
 million during the first six
 months of 1994.  Provisions for
 environmental reserves during the
 six months totaled $4.7 million.

 The company is also a party to a
 number of other legal proceedings
 pending in various courts or agen-
 cies in which it or a subsidiary
 appears as plaintiff or defendant.

 Because of continually changing
 environmental laws and regula-
 tions, the nature of the company's
 businesses, the large number of
 other potentially responsible
 parties, and pending legal pro-
 ceedings, it is not possible to
 reliably estimate the amount or
 timing of all future expenditures
 relating to these contingencies.
 The company provides for costs
 related to contingencies when a
 loss is probable, and the amount
 is reasonably estimable.  Although
 management believes, after consul-
 tation with general counsel, that
 adequate reserves have been pro-
 vided for all known contingencies,
 it is possible, due to the above-
 noted uncertainties, additional
 reserves could be required in the
 future that could have a material
 effect on results of operations in
 a particular quarter or annual
 period.  However, the ultimate
 resolution of these commitments
 and contingencies, to the extent
 not previously provided for,
 should not have a material adverse
 effect on the company's financial
 position.



Item 2.      Management's Discussion and Analy-
             sis of Results of Operations and
             Financial Condition.


COMPARISON OF 1994 RESULTS WITH 1993
RESULTS

CONSOLIDATED OPERATIONS

Second-quarter 1994 net income totaled $30.4 million, compared with $33.7 million for the same 1993 period. For the first six months of 1994, net income totaled $52 million, compared with $58.1 million for the same
1993 period.

Compared with the same 1993 periods, operat-ing profit for the quarter and the six months ended June 30, 1994, was higher despite significantly lower crude oil pric-es. The increased operating profit for both periods reflects improved results for both refining and marketing and for chemicals.
Operating profit for exploration and produc-tion was lower than in last year's periods.
The refining and marketing improvement for both the second quarter and six months resulted from higher wholesale margins resulting from lower product costs. Chemi-cals operating profit for both 1994 periods improved due principally to higher sales prices and lower per-unit costs of sales for certain chemical products. In addition to the lower crude oil sales prices, explora-tion and production operating profit was adversely affected by higher exploration expenses and lower natural gas sales vol-umes, partially offset by higher crude oil sales volumes. Coal operating profit was lower than for the same periods last year due to lower sales prices, partially offset by lower average per-unit production costs and higher sales volumes.

Second-quarter 1994 net nonoperating expense of $28.3 million was 44% higher than for the 1993 quarter due primarily to higher inter-est expense, losses on foreign currency translation compared with 1993 gains, and higher environmental provisions, partially offset by higher gains on sales of assets.
Net nonoperating expense for the first six months of 1994 was $50.7 million, 31% higher than for the 1993 six-month period. This increase was due primarily to higher inter-est expense, higher environmental provi-sions, higher losses from unconsolidated affiliates, and lower gains on sales of assets.


SEGMENT OPERATIONS

Following is a summary of sales and operat-ing profit and a discussion of major factors influencing the results of each of the company's business segments for the second quarter and first six months of 1994, com-pared with the same periods last year.

                           Three Months Ended    Six Months Ended
                                June 30,             June 30,
(Millions of dollars)         1994      1993      1994      1993

Sales
 Exploration and
   production(1)            $116.8    $ 91.1  $  226.8  $  179.4
 Refining and marketing      486.2     525.1     947.8   1,011.1
 Chemicals                   174.3     139.4     319.6     260.5
 Coal                         76.4      80.1     150.4     159.0
 Other                        11.1      10.1      21.1      19.3

   Total Sales              $864.8    $845.8  $1,665.7  $1,629.3


Operating Profit (Loss)
 Exploration and
   production               $ 17.9    $ 31.8  $   22.8  $   61.5
 Refining and marketing       16.4       (.2)     39.0      (9.4)
 Chemicals                    26.9      21.3      43.8      36.1
 Coal                         12.9      20.5      25.5      41.2
 Other                          .4      (2.0)     (1.8)     (3.0)

   Total Operating
     Profit                   74.5      71.4     129.3     126.4

Net Nonoperating Expense      28.3      19.6      50.7      38.6

Income before Income Taxes    46.2      51.8      78.6      87.8

Provision for Income Taxes    15.8      18.1      26.6      29.7

Net Income                  $ 30.4    $ 33.7  $   52.0  $   58.1


(1)Excludes intersegment sales, primarily crude oil sales, of $40.7 and $55.7 for the second quarter of 1994 and 1993, respective-ly, and $74.7 and $101.9 for the first six months of 1994 and 1993, respectively.

Exploration and Production -

Operating profit for the second quarter of 1994 was $17.9 million, compared with $31.8 million for the same 1993 period. Operating profit for the first six months of 1994 and 1993 was $22.8 million and $61.5 million, respectively. The decline in operating profit for both 1994 periods was due princi-pally to lower crude oil sales prices, higher exploration expenses, and lower natural gas sales volumes. Partially offset-ting was a 23% and a 28% increase in crude oil sales volumes for the second quarter and the first six months of 1994, respectively.
Revenues, including intersegment sales, were
$157.5 million and $146.8 million for the three months ended June 30, 1994 and 1993, respectively, and $301.5 million and $281.3 million for the first six months of 1994 and 1993, respectively.

The following table shows the company's
average crude oil and natural gas sales
prices and volumes by geographic area for both the second quarter and first half of 1994 and 1993.

                                 Three Months Ended  Percent
                                      June 30,      Increase
                                   1994      1993 (Decrease)

Crude oil sales (thousands of bbls/day)

 United States                     26.4      29.5     (11)
 Canada                             4.4       4.9     (10)
 North Sea                         28.8      13.8     109
 Other international                4.3       3.9      10
   Total                           63.9      52.1      23

Average crude oil sales price (per barrel)

 United States                   $15.07    $16.96     (11)
 Canada                           14.04     15.82     (11)
 North Sea                        15.30     17.38     (12)
 Other international              14.94     15.87      (6)
   Average                       $15.09    $16.88     (11)

Natural gas deliveries (MMCF/day)   266       289      (8)

Average natural gas sales price
 (per MCF)                        $1.83     $1.98      (8)


                                  Six Months Ended   Percent
                                      June 30,      Increase
                                   1994      1993 (Decrease)

Crude oil sales (thousands of bbls/day)

 United States                     25.9      28.5      (9)
 Canada                             4.7       4.9      (4)
 North Sea                         29.9      12.8     134
 Other international                4.1       4.1       -
   Total                           64.6      50.3      28

Average crude oil sales price (per barrel)

 United States                   $13.66    $17.12     (20)
 Canada                           12.69     15.70     (19)
 North Sea                        14.21     17.28     (18)
 Other international              14.36     15.79      (9)
   Average                       $13.89    $16.92     (18)

Natural gas deliveries (MMCF/day)   265       291      (9)

Average natural gas sales price
 (per MCF)                        $1.93     $1.86       4

Refining and Marketing -

Refining and marketing had operating profit of $16.4 million on revenues of $486.2 million for the second quarter of 1994, compared with an operating loss of $.2 million on revenues of $525.1 million for the same 1993 quarter. For the first half of 1994, the operating profit totaled $39 million on revenues of $947.8 million, compared with an operating loss of $9.4 million on revenues of $1 billion for the 1993 period.

The lower revenues for both periods resulted principally from lower sales prices. The higher operating profit for both the second quarter and six-month period was due to higher wholesale margins resulting from lower product costs.

Refinery runs averaged 152,000 and 149,800 barrels per day for the second quarter of 1994 and 1993, respectively, and 149,600 and 139,400 barrels per day for the first half of 1994 and 1993, respectively.

Chemical -

Second-quarter 1994 operating profit was
$26.9 million on revenues of $174.3 million, compared with operating profit of $21.3 million on revenues of $139.4 million for the 1993 quarter. For the first six months of 1994 and 1993, operating profit was $43.8 million and $36.1 million, respectively, on revenues of $319.6 million and $260.5 mil-lion, respectively. Revenues for both 1994 periods increased due principally to higher international pigment and forest-product sales prices, and higher ammonium perchlorate and domestic and international pigment sales volumes. Operating profit for both 1994 periods increased due to higher international pigment margins, resulting from higher prices and lower per-unit costs, and the higher ammonium perchlorate and forest-product revenue, partially offset by higher cost of sales for these products.

Coal -

Second-quarter 1994 operating profit was
$12.9 million on revenues of $76.4 million, compared with $20.5 million on revenues of $80.1 million for the same 1993 quarter.
For the first six months of 1994, operating profit was $25.5 million, compared with $41.2 million last year. Revenues were $150.4 million and $159 million for the first six months of 1994 and 1993, respec-tively. Revenues for the second quarter and first six months of 1994 decreased due to lower average sales prices, partially offset by higher sales volumes. Operating profit decreased due to the lower revenues, par-tially offset by lower per-unit production costs.

Net Nonoperating Expense -

Net nonoperating expense was $28.3 million, an increase of $8.7 million from the prior year's second quarter. The increase was due to higher interest expense, losses on for-eign currency translation compared with 1993 gains, and higher environmental provisions, partially offset by higher gains on sales of assets.

For the first half of 1994, net nonoperating expense was $50.7 million, compared with $38.6 million last year. This increase resulted principally from higher interest expense, higher environmental provisions, higher losses from unconsolidated affili-ates, and lower gains on sales of assets.

Provision for Income Taxes -

The provision for income taxes was $15.8 million and $26.6 million for the second quarter and first six months of 1994, re-spectively, compared with $18.1 million and $29.7 million for the respective 1993 peri-ods. The decreased tax provision for both periods was due to lower pretax income.


FINANCIAL CONDITION

At June 30, 1993, the company's net working capital position was $123.9 million, com-pared with $78.3 million at December 31, 1993. Working capital increased due princi-pally to additional commercial paper borrowings classified as long-term debt, partially offset by the reclassification of certain environmental reserves to current liabilities.

The company had unused lines of credit and revolving credit facilities of $390 million at June 30, 1994. Of this amount, $270 million and $65 million can be used to support the commercial paper borrowings of Kerr-McGee Credit Corporation and Kerr-McGee
Oil (U.K.) PLC, respectively.

For the first six months of 1994, net cash provided by operating activities of $141.4 million was comprised principally of net income of $52 million; depreciation, deple-tion, and amortization of $169.6 million;
and an increase in current liabilities,
excluding debt, of $27.7 million. Partially offsetting was an increase in current as-sets, excluding cash, of $106.9 million.
Net cash provided by operating activities for the same 1993 period was $209.6 million.

Capital expenditures totaled $193.2 million, compared with $224.8 million for the same period last year. Petroleum-related expen-ditures, principally in the Gulf of Mexico, North Sea, and offshore China, were 81% of the 1994 amount. Chemicals expenditures were 13% of the total. Management antici-pates that the cash requirements for the next several years can be provided through internally generated funds and selective long- and/or short-term borrowings.

The company continues to evaluate strategic alternatives for the refining and marketing operations, as announced in June 1992.


         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         Reference is made to the Legal
         Proceedings on page 23 of the
         company's Form 10-K for the year
         ended December 31, 1993.

         For a report on the current status
         of the West Chicago matter, refer-
         ence is made to Note G to the Con-
         solidated Financial Statements
         beginning on page 7 of this Form
         10-Q.

         In 1991, the California Department
         of Toxic Substance Control (DTSC)
         issued a Report of Violation out-
         lining certain violations of the
         California Health and Safety Code
         alleged to have occurred during
         operation of the former Searles
         Valley Chemical facilities by a
         subsidiary of the company.  In
         August 1994, this matter was set-
         tled for $1.4 million, pursuant to
         an agreement executed by DTSC and
         the company's subsidiary.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

            None

         (b)     Reports on Form 8-K

            None


                  SIGNATURE

Pursuant to the requirements of the Securi-ties Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           KERR-McGEE CORPORATION


Date: August 15, 1994 By: (JOHN M. RAUH)
                         J. Michael Rauh
                          Vice President and Controller
                          and Chief Accounting Officer