Form 10-Q
period 1994-09-30
KERR MCGEE CORP
filed 1994-11-14
CIK 55458

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1994

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
    (State or Other Jurisdiction of    (I.R.S. Employer
    Incorporation or Organization)     Identification No.
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

                            Yes   X        No

Number of shares of common stock, $1.00 par value, outstanding as of October 31, 1994: 51,684,099

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
(Millions of dollars,
except per-share amounts)            1994      1993       1994       1993

Sales                              $858.2     $819.2   $2,523.9  $2,448.5

Costs and Expenses
 Costs and operating
   expenses                         659.6     635.2    1,908.3    1,882.4
 Selling, general, and
   administrative expenses           45.9      32.0      120.7       99.9
 Depreciation and depletion          82.2      75.8      243.2      221.4
 Exploration, including dry
   holes and amortization of
   undeveloped leases                15.8      17.2       58.3       43.2
 Taxes, other than income
   taxes                             17.3      20.0       58.1       61.2
 Interest and debt expense           14.8      11.9       41.7       36.2
     Total Costs and Expenses       835.6      92.1    2,430.3    2,344.3

                                     22.6      27.1       93.6      104.2
Other Income                          3.4       2.8       11.0       13.5
Income before Income Taxes           26.0      29.9      104.6      117.7
Provision for Income Taxes            8.3      11.1       34.9       40.8

Net Income                          $17.7     $18.8      $69.7      $76.9

Net Income per Common Share          $.35      $.39      $1.35      $1.59

Cash Dividends Declared
 per Common Share                    $.38      $.38      $1.14      $1.14

Average Number of Shares
 Outstanding (thousands)           51,667    48,422     51,661     48,347




          The accompanying notes are an integral part of this statement.

              KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

                                   Sept. 30,       Dec. 31,
(Millions of dollars)                   1994           1993
ASSETS
Current Assets
 Cash                                  $97.6          $94.4
 Notes and accounts
   receivable                          373.3          373.2
 Inventories                           395.8          348.9
 Deposits and prepaid
   expenses                             76.4           49.3
     Total Current Assets              943.1          865.8

Property, Plant, and Equipment       6,026.8        5,852.3
 Less reserves for
   depreciation, depletion,
   and amortization                  3,491.5        3,338.9
                                     2,535.3        2,513.4

Investments and Other Assets           188.1          168.2

                                    $3,666.5       $3,547.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Short-term borrowings and
   accounts payable                   $619.3         $593.8
 Other current liabilities             219.9          193.7
     Total Current Liabilities         839.2          787.5

Long-Term Debt                         673.1          589.9

Deferred Credits and Other
 Liabilities                           611.7          657.8

Stockholders' Equity
 Common stock, par value
   $1 - 150,000,000 shares authorized,
   53,279,837 shares issued at 9-30-94
   and 53,268,181 at 12-31-93           53.3           53.3
 Capital in excess of par value        308.4          308.0
 Preferred stock purchase rights          .5             .5
 Retained earnings                   1,319.5        1,308.8
 Unrealized gain on securities
   available for sale                   12.3              -
 Common shares in treasury,
   at cost - 1,610,538 shares at
   9-30-94 and 1,612,688 at 12-31-93  (62.6)         (62.7)
 Deferred compensation                (88.9)         (95.7)
     Total Stockholders' Equity      1,542.5        1,512.2

                                    $3,666.5       $3,547.4


The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

        The accompanying notes are an integral part of this balance sheet.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                          Nine Months Ended September 30,
(Millions of dollars)                        1994                1993
Operating Activities
Net income                                  $69.7               $76.9
Adjustments to reconcile to net cash
 provided by operating activities -
   Depreciation, depletion, and
     amortization                           255.5               234.2
   Deferred income taxes                      1.4                 1.8
   Noncash items affecting net income        62.0                45.8
   Other net cash used in operating
     activities                            (122.4)              (51.2)
       Net Cash Provided by Operating
         Activities                         266.2               307.5

Investing Activities
Capital expenditures                       (309.5)             (342.2)
Purchase of long-term investments           (35.3)              (24.6)
Other investing activities                   45.8                27.7
   Net Cash Used in Investing
     Activities                            (299.0)             (339.1)

Financing Activities
Increase in short-term borrowings           141.8               158.3
Repayment of long-term debt                 (47.4)              (14.0)
Dividends paid                              (58.8)              (55.0)
Other financing activities                     .4                  .9
   Net Cash Provided by Financing
     Activities                              36.0                92.2

Net Increase in Cash and Cash Equivalents     3.2                60.6

Cash and Cash Equivalents at Beginning
 of Period                                   94.4                57.3

Cash and Cash Equivalents at End
 of Period                                  $97.6              $117.9



         The accompanying notes are an integral part of this statement.

              KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1994

A. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consist-ing only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the informa-tion presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

B. After adding the dilutive effect of the conversion of options to the weighted average number of shares outstanding, the shares used to compute net income per common share were 51,785,493 and 48,575,878 for the three months ended September 30, 1994 and 1993, respectively, and 51,740,673 and 48,459,816 for the nine months ended September 30, 1994 and 1993, respectively.

C. The company's crude oil and refined petroleum products invento-ries are priced at cost under the LIFO method. Since the carrying values of inventories under the LIFO method are based on an annual determination of quantities and costs as of the last day of the year, the carrying values of inventories at September 30, 1994, were based on certain estimates relating to quantities and costs expected to exist at December 31, 1994.

D. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                               Nine Months Ended
                                 September 30,
  (Millions of dollars)         1994        1993

  Income taxes                 $37.5       $44.2
  Interest                      53.3        47.7

E. The Kerr-McGee Corporation Employee Stock Ownership Plan (ESOP) was established in 1989. A leveraged employee stock ownership plan, the ESOP invests only in the common stock of the company. Most of the company's employees are eligible to participate in both the ESOP and the Kerr-McGee Savings Investment Plan (SIP). Participants' contributions to the SIP are matched by company contributions to the ESOP. Although the SIP and the ESOP are separate plans, matching contributions to the ESOP are contin-gent upon participants' contributions to the SIP.

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

  At September 30, 1994, the ESOP held 1,021,000 shares of company stock allocated to participants' accounts and 1,659,373 shares in the loan suspense account. An additional 23,572 shares had been released from the loan suspense account but not yet allocated to participants' accounts.

  All ESOP shares are considered outstanding for earnings-per-share calculations. Dividends on ESOP shares are charged to retained earnings. Compensation expense, recognized by the cash method, is reduced for dividends paid on the ESOP shares. Total expenses recognized in connection with the ESOP (which includes interest expense incurred on the ESOP debt guaranteed by the company) are set forth below:

                                Three Months Ended Nine Months Ended
                                   September 30,     September 30,
       (Millions of dollars)      1994        1993  1994        1993

       Total expenses recognized  $3.9        $4.1 $11.6       $11.7
       Interest expense
         (included in above total) 2.1         2.2   6.5         6.9

  For the first nine months of 1994 and 1993, the company's total cash contributions to the ESOP were $13.7 million, net of $4.1 million for the dividends paid on the company's stock held by the ESOP, and $12.1 million, net of $4.1 million for dividends, respectively. For the 1994 and 1993 third quarter, the company's contributions were $6.1 million, net of $2.1 million for dividends, and $5.8 million, net of $2.1 million for dividends, respectively.

F. The company adopted Statement of Financial Accounting Standards 115, "Accounting for Investments in Certain Debt and Equity Securities," in the first quarter of 1994. Net income was not affected by this change in accounting principle. At September 30, 1994, the company had no securities classified as held to maturity or trading, but held the following securities considered to be available for sale:

                                                        Gross Unrealized
                                                          Holding Gains
       (Millions of dollars)      Cost      Fair Value      (Losses)

       Equity Securities          $12.0      $33.3           $21.3
       U.S. Government Obligations -
         Due within one year        5.6        5.5             (.1)
         Due after one year through
           four years              21.7       20.3            (1.4)

             Total                $39.3      $59.1           $19.8

       Equity securities are carried in the Consolidated Balance Sheet at fair value as Investments and Other Assets. U.S. Government obligations are carried at fair value as Current Assets or Investments and Other Assets, depending upon their maturity. Unrealized holding gains are classified as a separate component of Stockholder's Equity, net of income taxes. The change in the equity component during the first nine months of 1994 was as follows:

                                          Net Unrealized
                                           Holding Gains
  (Millions of dollars)                      (Losses)

  Balance at December 31, 1993                 $   -
    Net unrealized holding gains                14.7
  Balance at March 31, 1994                     14.7
    Net unrealized holding losses               (1.8)
  Balance at June 30, 1994                      12.9
    Net unrealized holding losses                (.6)

  Balance at September 30, 1994                $12.3

G. In August 1994, the company implemented a restructuring program consisting principally of a reorganization of corporate support functions. As a result of the program, 208 employees were terminated at September 30, 1994, and an additional 26 employees were notified that their positions will be eliminated by year-end 1994. During the 1994 third quarter, the company accrued $8 million for future compensation, outplacement, and retirement plan benefits. As of September 30, 1994, $600,000 had been paid and charged against the accrual. The remainder will be paid and charged to the reserve during the next 12 months.

H. Since August 1979, when the company filed a plan with the Nuclear Regulatory Commission to decommission a former operation in West Chicago, Illinois, the company has been involved in a number of judicial and administrative proceedings. The operation, which was closed in 1973, processed thorium ores, leaving ore residues, process buildings, and equipment with some low-level radioactivity on site. While a number of these proceedings have been settled or resolved, several proceedings remain pending, and while several approvals have been received for the decommissioning process, a license to decommission has not been issued. The State of Illinois (the State) has jurisdiction of this site and requires offsite disposal of the material.

  In September 1992, the Governor of Illinois signed the Uranium and Thorium Mill Tailings Control Act (Act), which imposes on the company, beginning January 1, 1994, an annual fee of $2.00 per cubic foot of byproduct material stored at the former West Chicago mill site. The Act provides that the assessed fee may be used as reimbursement for removal expenses. In February 1993, the company filed suit in the Northern District of Illinois challenging the Act on federal constitutional grounds and seeking to enjoin State officials from assessing such a fee. In early 1994, the company paid an assessed fee of $33 million under protest and filed suit in the Cook County Circuit Court protesting the amount of the fee. Although the circuit court suit remains pending, the circuit court has issued an interim consent decree ratifying the settlement agreement explained in the following paragraph. Under this settlement agreement, the suit in the Northern District of Illinois was dismissed without prejudice in July 1994, and the circuit court suit will be dismissed by the company upon all the parties completing their obligations under the settlement agreement.

  In July 1994, the company, the City of West Chicago (the City), and the State executed a settlement agreement regarding the decommissioning of the closed West Chicago facility. The settlement agreement calls for the disposal of the material at a licensed off-site disposal facility. The company constructed appropriate support facilities during the summer of 1994 and began shipments of material from the site to a licensed permanent disposal facility in Utah in September 1994. Subject to the company moving certain amounts of material by specified dates, the State agreed that the storage fee applies only to byproduct material onsite and that the storage fee shall not exceed $26 million per annum, which results in a refund of $7 million of the 1994 payment. The agreement also assures storage fee amounts paid will be promptly reimbursed to the company for removing the material, and the company commenced receiving reimbursements in the fall of 1994. Subject to the City and State each performing its obligations under the agreement, the company has agreed to pay $2.8 million to the City for public works projects. The company also paid $800,000 to the State for response costs.

  The aggregate decommissioning and relocation costs to the company are difficult to estimate because of the many contingencies. These contingencies include the issuance of a license and other approvals necessary to decommission the facility. It is presently estimated, however, that the total remaining decommissioning costs, including the off-site disposal costs that may be expended pursuant to the agreement referred to above, will approximate $140 million, payable over the time necessary to relocate the materials, presently estimated at between four and seven years. The company has established reserves for offsite disposal of the material. The costs to the company for removal will be reduced by any amounts recovered pursuant to the Energy Policy Act of 1992 (which could be up to $40 million). As discussed, all the amounts paid to the State pursuant to the Uranium and Thorium Mill Tailings Control Act will be reimbursed to the company as relocation expenditures are incurred.

  Almost all of the company's plants and facilities are subject to various environmental laws and regulations. In addition to the West Chicago site discussed above, the company has been notified that it may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites and former plant sites. It was reported in the most recent Form 10-K that the total aggregate estimated cost to investigate and/or remediate all presently identified sites of former or current operations was $443 million, of which $165 million was spent through December 31, 1993, and that reserves for future expenditures totaled $278 million at December 31, 1993. Expenditures charged to reserves totaled $31.8 million between January 1, 1994, and September 30, 1994. Provisions for environmental reserves during the nine months totaled $10.9 million.

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


Item 2. Management's Discussion and Analysis of Results of Opera-tions and Financial Condition.


COMPARISON OF 1994 RESULTS WITH 1993 RESULTS

CONSOLIDATED OPERATIONS

Third-quarter 1994 net income totaled $17.7 million, compared with $18.8 million for the same 1993 period. For the first nine months of 1994, net income totaled $69.7 million, compared with $76.9 million for the same 1993 period.

Operating profit in the 1994 third quarter increased 27% compared with the same 1993 period with improved results from all operations except coal. The increase in operating profit was due primarily to higher crude oil sales volumes and prices, higher pigment sales volumes and lower per-unit pigment costs. Partially offsetting were lower natural gas sales prices and volumes and lower coal sales prices. Operating profit for the nine months ended September 30, 1994, was higher than the same 1993 period due primarily to higher refined-product margins, higher sales prices and lower per-unit costs for chemicals' foreign pigment operations and higher domestic pigment volumes, partially offset by lower crude oil sales prices and higher exploration expenses.

Third-quarter 1994 net nonoperating expense was $36.1 million, compared with $19 million for the 1993 quarter. For the first nine months of 1994, net nonoperating expense was $86.8 million, compared with $57.6 million for the same 1993 period. The increase in both periods was due primarily to the provision for the company's restructuring program, higher environmental provisions, losses on foreign currency transactions compared with 1993 gains, and higher interest expense.


SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the third quarter and first nine months of 1994, compared with the same periods last year.


                                Three Months Ended    Nine Months Ended
                                   September 30,        September 30,
(Millions of dollars)             1994        1993      1994       1993

Sales
 Exploration and production(1)  $121.1       $92.3    $347.9     $271.7
 Refining and marketing          490.6       487.8   1,438.4    1,498.9
 Chemicals                       161.1       148.5     480.7      409.0
 Coal                             73.7        81.3     224.1      240.3
 Other                            11.7         9.3      32.8       28.6

   Total Sales                  $858.2      $819.2  $2,523.9   $2,448.5


Operating Profit (Loss)
 Exploration and production      $30.3       $21.4     $53.1      $82.9
 Refining and marketing           (3.9)       (7.0)     35.1      (16.4)
 Chemicals                        25.0        19.2      68.8       55.3
 Coal                              9.6        17.9      35.1       59.1
 Other                             1.1        (2.6)      (.7)      (5.6)

   Total Operating Profit         62.1        48.9     191.4       75.3

Net Nonoperating Expense          36.1        19.0      86.8       57.6

Income before Income Taxes        26.0        29.9     104.6      117.7

Provision for Income Taxes         8.3        11.1      34.9       40.8

Net Income                       $17.7       $18.8     $69.7      $76.9


(1) Excludes intersegment sales, primarily crude oil sales, of
    $42.3 and $49.1 for the third quarter of 1994 and 1993,
    respectively, and   $117.0 and $151.0 for the first nine months
    of 1994 and 1993, respectively.

Exploration and Production -

Operating profit for the third quarter of 1994 was $30.3 million, compared with $21.4 million for the same 1993 period. Operating profit for the first nine months of 1994 and 1993 was $53.1 million and $82.9 million, respectively. Third-quarter 1994 operating profit was up due primarily to higher crude oil sales volumes and prices, partially offset by lower natural gas sales prices and volumes. The decline in operating profit for the first nine months of 1994 was due to lower crude oil sales prices, higher exploration expense, and lower natural gas sales volumes, partially offset by higher crude oil sales volumes.

Revenues, including intersegment sales, were $163.4 million and $141.4 million for the three months ended September 30, 1994 and 1993, respectively, and $464.9 million and $422.7 million for the first nine months of 1994 and 1993, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes by geographic area for both the third quarter and first nine months of 1994 and 1993.

                                      Three Months Ended  Percent
                                         September 30,   Increase
                                        1994      1993   (Decrease)

Crude oil sales (thousands of bbls/day)
 United States                          25.0      27.9       (10)
 Canada                                  4.5       4.8        (6)
 North Sea                              34.9      15.3       128
 Other international                     2.6       3.8       (32)
   Total                                67.0      51.8        29

Average crude oil sales price (per barrel)
 United States                        $15.74    $14.83         6
 Canada                                15.04     14.32         5
 North Sea                             16.01     15.75         2
 Other international                   14.86     14.50         2
   Average                            $15.80    $15.03         5

Natural gas sold (MMCF/day)              259       294       (12)

Average natural gas sales price
 (per MCF)                             $1.62     $1.94       (16)


                                       Nine Months Ended  Percent
                                         September 30,   Increase
                                        1994      1993   (Decrease)

Crude oil sales (thousands of bbls/day)
 United States                          25.6      28.3       (10)
 Canada                                  4.6       4.8        (4)
 North Sea                              31.6      13.7       131
 Other international                     3.6       4.0       (10)
   Total                                65.4      50.8        29

Average crude oil sales price (per barrel)
 United States                        $14.35    $16.36       (12)
 Canada                                13.46     15.24       (12)
 North Sea                             14.88     16.70       (11)
 Other international                   14.48     15.38        (6)
   Average                            $14.55    $16.27       (11)

Natural gas sold (MMCF/day)              263       292       (10)

Average natural gas sales price
 (per MCF)                             $1.83     $1.89        (3)

Refining and Marketing -

Refining and marketing had an operating loss of $3.9 million on revenues of $490.6 million for the third quarter of 1994, compared with an operating loss of $7 million on revenues of $487.8 million for the same 1993 quarter. For the first nine months of 1994, operating profit totaled $35.1 million on revenues of $1.4 billion, compared with an operating loss of $16.4 million on revenues of $1.5 billion for the 1993 period.

Revenues for both the 1994 third quarter and nine months did not change significantly from the same periods last year. The lower operating loss for the 1994 third quarter was due primarily to higher sales prices, partially offset by higher refined-product costs. The improved operating results for the nine months was due primarily to higher margins as product costs declined faster than sales prices. Refinery runs averaged 144,500 and 146,200 barrels per day for the third quarter of 1994 and 1993, respectively, and 147,900 and 141,700 barrels per day for the first nine months of 1994 and 1993, respectively. Refined product sales volumes averaged 224,000 and 237,300 barrels per day for the third quarter of 1994 and 1993, respectively, and 237,600 and 233,800 barrels per day for the first nine months of 1994 and 1993, respectively.

Chemicals -

Third-quarter 1994 operating profit was $25 million on revenues of $161.1 million, compared with operating profit of $19.2 million on revenues of $148.5 million for the 1993 quarter. For the first nine months of 1994 and 1993, operating profit was $68.8 million and $55.3 million, respectively, on revenues of $480.7 million and $409 million, respectively. Revenues for both 1994 periods increased due principally to higher domestic pigment and electrolytic product sales volumes and higher sales prices for international pigment operations, partially offset by lower domestic pigment prices. Operating profit for the 1994 third quarter improved primarily due to higher revenues and lower domestic pigment costs. Operating profit for the nine month period increased due to the improved revenues and lower costs for international pigment operations, partially offset by higher forest products costs.

Coal -

Third-quarter 1994 operating profit was $9.6 million on revenues of $73.7 million, compared with operating profit of $17.9 million on revenues of $81.3 million for the same 1993 quarter. For the first nine months of 1994, operating profit was $35.1 million, compared with $59.1 million last year. Revenues were $224.1 million and $240.3 million for the first nine months of 1994 and 1993, respectively. Revenues for the third quarter and first nine months of 1994 decreased primarily due to a contract renegotiation that reduced average sales prices, partially offset by higher sales volumes. Operating profit decreased due to the lower revenues, partially offset by lower per-unit production costs.

Net Nonoperating Expense -

Net nonoperating expense was $36.1 million, an increase of $17.1 million from the prior year's third quarter. For the first nine months of 1994, net nonoperating expense was $86.8 million, compared with $57.6 million last year. The increase in both periods resulted principally from the company's restructuring provision, losses on foreign currency transactions compared with 1993 gains, higher provision for environmental reclamation and remediation of inactive sites, and higher interest expense.

Provision for Income Taxes -

The provision for income taxes was $8.3 million and $34.9 million for the third quarter and first nine months of 1994, respectively, compared with $11.1 million and $40.8 million for the respective 1993 periods. The decreased tax provision for both periods was due to lower pretax income and lower effective tax rates.


FINANCIAL CONDITION

At September 30, 1993, the company's net working capital position was $103.9 million, compared with $78.3 million at December 31, 1993. Working capital increased due principally to additional commercial paper borrowings classified as long-term debt and decrease in long-term investments partially offset by the reclassi-fication of certain environmental reserves to current liabilities.

For the first nine months of 1994, net cash provided by operating activities of $266.2 million was comprised principally of net income of $69.7 million and depreciation, depletion, and amortiza-tion of $255.5 million. Partially offsetting was an increase in current assets, excluding cash, of $59 million. Net cash provided by operating activities for the same 1993 period was $307.5 million.

On August 25, 1994, Kerr-McGee Corporation and Kerr-McGee Credit Corporation, a wholly owned subsidiary, entered into a revolving credit agreement with a group of banks. The agreement provides for combined borrowings up to a total of $325 million through August 25, 1999, and requires that any amount outstanding on August 25, 1999, be repaid at that time. Interest is payable at varying rates. A total of $70 million had been borrowed under this agreement as of September 30, 1994. This agreement replaces a similar $300 million facility dated August 15, 1990.

The company had unused lines of credit and revolving credit facilities of $462.9 million at September 30, 1994. Of this amount, $285 million and $115 million can be used to support the commercial paper borrowings of Kerr-McGee Credit Corporation and Kerr-McGee Oil (U.K.) PLC, respectively.

Capital expenditures for the 1994 nine-month period totaled $295.5 million, compared with $310.4 million for the same period last year. Petroleum-related expenditures, principally in the Gulf of Mexico, North Sea, and offshore China, were 79% of the 1994 amount. Chemical and Coal expenditures were 12% and 8%, respectively, of the total. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective long- and/or short-term borrowings.

The company is in discussions with potential buyers of its refineries, marketing operations and pipelines, which could be sold separately or in groups.


                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

  Reference is made to the Legal Proceedings on page 23 of the company's Form 10-K for the year ended December 31, 1993.

  For a report on the current status of the West Chicago matter, reference is made to Note H to the Consolidated Financial
  Statements beginning on page 7 of this Form 10-Q.

  In 1992, a company subsidiary, Kerr-McGee Coal Corporation, received a Complaint, Compliance Order, and Notice of Opportunity for Hearing from the U.S. Environmental Protection Agency (EPA) for alleged violations at the Jacobs Ranch Mine in northern Wyoming. In September 1994, this matter was settled for $265,000 pursuant to a Consent Agreement between the EPA and the subsidiary.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits -

                   Exhibit No.

              4.2  The company agrees to furnish to the
                   Securities and Exchange Commission, upon request, a copy of the $325 million Credit Agreement dated as of August 25, 1994, providing for a five-year revolving credit facility with a bullet maturity on the fifth anniversary of the execution of the Credit Agreement.

         (b)  Reports on Form 8-K

              None


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          KERR-McGEE CORPORATION


Date:                        By:     (JOHN M. RAUH)
                                     John M.Rauh
                                     Vice President and Controller
                                     and Chief Accounting Officer