Form 10-K405
KERR MCGEE CORP
filed 1995-03-30
CIK 55458

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Fiscal year ended December 31, 1994    Commission file number 1-3939

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.6 billion as of February 28, 1995.

The number of shares of common stock outstanding as of February 28, 1995, was 51,707,171.

                     DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the Kerr-McGee Corporation 1994 Annual Report to Stockholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. The definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994, is incorporated by reference in Part III of this Form 10-K.

                          KERR-McGEE CORPORATION

                                  PART I

Items 1. and 2.  Business and Properties

                      GENERAL DEVELOPMENT OF BUSINESS

  Kerr-McGee Corporation, an energy and chemical company, had its beginning in 1929 with the formation of Anderson & Kerr Drilling Company. The company was incorporated in Delaware in 1932. With oil and gas exploration and production as its base, the company has expanded into refining and marketing and chemical manufacturing, and coal and mineral mining. Kerr-McGee owns a large inventory of natural resources that includes oil, gas, and coal reserves and chemical and mineral deposits.

  During the past two years, the company has been involved in discussions and negotiations to sell, merge, or restructure its refining and marketing operations. Letters of intent were signed in January 1995 to sell the Corpus Christi, Texas, and Cotton Valley, Louisiana, refineries and Cato Oil and Grease Co. Offers for certain other refining and marketing assets are being evaluated, but no agreements have been entered into. The company does not believe that the disposals would have a material adverse effect on its future consolidated operations and cash flow.

                             INDUSTRY SEGMENTS

  For information as to business segments of the company, reference is made to Note 22 to the Consolidated Financial
Statements on pages 43 and 44 of the 1994 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                        EXPLORATION AND PRODUCTION

  The Exploration and Production Division manages Kerr-McGee's oil and gas operations worldwide. This division acquires leases and concessions and explores for, develops, produces, and markets crude oil, natural gas, and natural gas liquids.

  The areas of Kerr-McGee's offshore oil and gas exploration and production activities are the Gulf of Mexico, North Sea, and China. Onshore exploration and production operations are in the United
States, primarily in Louisiana, Texas, and Wyoming; Canada;
Indonesia; and Papua New Guinea.


____________
  Except as indicated under Items 1 through 3, 5 through 8, and 10 through 14, no other information appearing in either the company's 1994 Annual Report to Stockholders or its 1995 Proxy Statement is deemed to be filed as part of this annual report on Form 10-K.

  For 1994, the Exploration and Production Division, including
Gas Processing, recorded revenues(1) and operating profit of $633 million and $74 million, respectively, compared with $564 million and $82 million, respectively, for 1993.

  Net operating profit was $49 million for 1994, compared with $52 million for 1993. Operating profit for 1994 was lower principally due to lower crude oil sales prices, lower natural gas deliveries and sales prices, and higher exploration expense, partially offset by higher crude oil sales volumes.

  Total expenditures for property acquisitions, exploration, and development were $379 million for 1994, a 5% increase from $360 million the previous year.

  The company's average crude oil sales price was $14.81 per barrel for 1994, down 5% from the prior year's price of $15.64. The 1994 average natural gas sales price was $1.76 per thousand cubic feet, down 8% from the prior year's price of $1.92.

  Kerr-McGee's crude oil and condensate production averaged
67,300 barrels per day for 1994, compared with 53,200 barrels per day for 1993. Deliveries of natural gas averaged 271 million cubic feet per day, compared with 286 million cubic feet of gas per day for 1993. Kerr-McGee's spot sales of natural gas in 1994 represented approximately 74% of its total natural gas sold, approximately the same as last year.

Undeveloped Acreage

    As of December 31, 1994, the company had interests in undeveloped oil and gas acreage in the Gulf of Mexico and nine states in the United States, onshore Canada, the United Kingdom sector of the North Sea, and other international areas as follows:


(1)Includes intersegment sales, primarily crude oil sales, of $151 million in 1994 and $195 million in 1993.

                                     Gross           Net
Location                            Acreage        Acreage

Domestic -
 Onshore                             340,262        237,203
 Offshore                            423,834        262,267
                                     764,096        499,470

Canada                               266,498        153,696

North Sea                            961,783        363,037

Other international -
 Onshore
   Indonesia                       2,029,722        676,574
   Papua New Guinea                1,900,000        632,700
 Offshore China                      563,398        281,699
                                   4,493,120      1,590,973

   Total Undeveloped Acreage       6,485,497      2,607,176

    The company also owned North American onshore undeveloped oil and gas mineral and royalty interests totaling 855,361 gross or 158,171 net acres.

Developed Acreage

    At December 31, 1994, the company had interests in developed oil and gas acreage in the Gulf of Mexico and 20 states in the United States, onshore Canada, the United Kingdom sector of the North Sea, and offshore China areas as follows:

                                     Gross            Net
Location                            Acreage         Acreage

Domestic -
 Onshore                             857,092        369,686
 Offshore                            383,745        171,604
                                   1,240,837        541,290

Canada                               276,428        165,265

North Sea                            162,446         21,057

Offshore China                        78,332         19,191

   Total Developed Acreage         1,758,043        746,803

    The company also owned developed oil and gas mineral and royalty interests in North America totaling 622,149 gross or 60,457 net acres.


Net Exploratory and Development Wells

    Domestic and international exploratory and development wells drilled during the three years ended December 31, 1994, are reflected in the following table:

                                     1994      1993      1992
Exploratory Wells - Net(1)
 Domestic
   Productive                        7.53      1.40       .98
   Dry holes                         5.26      5.30      3.80
                                    12.79      6.70      4.78
 Canada
   Productive                        1.73         -      1.00
   Dry holes                         1.31      1.75      1.33
                                     3.04      1.75      2.33
 North Sea
   Productive                         .35       .82       .61
   Dry holes                          .62      2.29       .40
                                      .97      3.11      1.01
 Other international
   Dry holes                         1.28       .75         -

     Total                          18.08     12.31      8.12

Development Wells - Net(1)
 Domestic
   Productive                       17.26     33.10     20.38
   Dry holes                         1.36       .83      1.97
                                    18.62     33.93     22.35
 Canada
   Productive                        3.39      9.52      6.20
   Dry holes                         3.02      1.50      1.00
                                     6.41     11.02      7.20
 North Sea
   Productive                        1.62       .91       .19
   Dry holes                          .25         -       .08
                                     1.87       .91       .27
 Other international
   Productive                           -       .37       .49

     Total                          26.90     46.23     30.31


(1)Net wells - The total of the company's fractional working interests in "gross wells" expressed as the equivalent number of full-interest wells.

Gross and Net Wells

    The company's interest in productive oil and gas wells at December 31, 1994, is shown in the following table. These wells include 7,823 gross or 479.55 net wells associated with secondary-recovery projects and 347 gross or 122.77 net wells that have multiple completions but are included as single wells. Of the net wells below, 85% are domestic, 14% in Canada, and 1% in the North Sea. Of the domestic wells, approximately 58% are in Texas, 11% in Oklahoma, 11% in Wyoming, 9% in Louisiana, 9% offshore in Federal waters, and 2% in other areas.

                                  Gross          Net
Location                          Wells         Wells

Crude Oil
 Domestic                         9,934         625.97
 Canada                             948         122.23
 North Sea                           66           9.36
                                 10,948         757.56

Natural Gas
 Domestic                         2,292         515.93
 Canada                             194          62.26
 North Sea                           19           1.47
                                  2,505         579.66

   Total Wells                   13,453       1,337.22


Results of Operations, Capitalized Costs, and Costs Incurred

    Reference is made to Notes 23, 24, and 25 to the Consolidated Financial Statements on pages 45, 46, and 47 of the 1994 Annual Report to Stockholders, which notes are incorporated by reference in Item 8. These notes contain information on the results of operations from crude oil and natural gas activities for the past three years, capitalized costs of crude oil and natural gas activities at December 31, 1994 and 1993, and costs incurred in crude oil and natural gas activities for the past three years.

Crude Oil and Natural Gas Sales

    The following table summarizes the sales of the company's crude oil and natural gas production (including intersegment sales) for the three years ended December 31, 1994:

(In millions)                       1994      1993      1992

Crude oil and condensate - barrels
 Domestic                             9.3      10.1       9.3
 Canada                               1.7       1.7       1.7
 North Sea                           12.4       5.8       6.1
 Other international                  1.0       1.5       1.6
                                     24.4      19.1      18.7
Crude oil and condensate
 Domestic                          $136.3    $159.6    $169.7
 Canada                              23.2      25.3      26.9
 North Sea                          187.2      92.9     113.6
 Other international                 14.4      21.7      28.4
                                   $361.1    $299.5    $338.6
Natural gas - MCF
 Domestic                            76.8      85.1      88.2
 Canada                              18.1      18.4      18.9
 North Sea                            4.1        .9       1.1
                                     99.0     104.4     108.2
Natural gas
 Domestic                          $140.4    $172.7    $146.9
 Canada                              24.9      26.2      19.5
 North Sea                            8.6       1.2       1.9
                                   $173.9    $200.1    $168.3

Sales of Production

    Most of the company's domestic crude oil production is exchanged at market prices for crude oil used in the company's refineries. The company's North Sea crude oil is sold at spot prices or utilized by the company's refining and marketing operations, while Canadian crude oil is sold in Canada at spot prices. The company's share of other international crude oil was sold to the company's refining and marketing operations. Natural gas production is sold to the company's gas marketing affiliates and ultimately resold to or sold directly to utilities, industrial customers, and marketing companies under variable-term contracts.

Average Sales Prices and Production Costs

    Reference is made to Note 23 to the Consolidated Financial Statements on page 46 of the 1994 Annual Report to Stockholders, which note is incorporated by reference in Item 8, for information regarding average sales prices per unit of crude oil and natural gas and production costs per barrel of oil equivalent for each of the past three years.

Secondary Recovery

    The company continues to initiate and/or participate in secondary-recovery projects where geological, engineering, and economic conditions are favorable. Most of the company's operations outside North America incorporate water injection. Pressure-maintenance operations began at the time of initial production from these fields.

    As of December 31, 1994, the company was participating in 76 active secondary-recovery projects worldwide. These projects are located in all of the principal areas of Kerr-McGee's oil and gas production activities.

Wells in Process of Drilling

    At December 31, 1994, the company had 76 gross or 35.29 net wells classified as temporarily suspended or in the process of drilling. Of these totals, 48 gross or 29.31 net wells were located in the United States, 3 gross or .76 net wells were in Canada, 5 gross or .31 net wells were in the North Sea, and 20 gross or 4.91 net wells were offshore China.

Reserves

    Kerr-McGee's estimated proved crude oil, condensate, and natural gas reserves at December 31, 1994, and the changes in net quantities of such reserves for the three years then ended are shown in Note 26 to the Consolidated Financial Statements on page 48 of the 1994 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

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

Exploration and Development Activities

    Exploration in the Gulf of Mexico continues to target natural gas in shallow waters and both oil and gas in deep water. At year-end 1994, the company held interests in approximately 262,000 net undeveloped acres. Domestic activities onshore in the United States emphasize natural gas, while use of enhanced and secondary methods maximizes oil production from several mature fields.

    The United Kingdom sector of the North Sea remains the primary area of international exploration and production for Kerr-McGee. The company holds approximately 363,000 net undeveloped acres in the North Sea with working interest in 28 licenses. Kerr-McGee operates 11 of these licenses and plans an active North Sea exploration program over the next five years.

    The company also holds sizeable working interests in several concessions in other international areas.

    Kerr-McGee continues to look for acquisitions in core areas where the company has existing operations and can add value. Elsewhere, the disposal of marginal and non-core properties continues. During 1994, interests in more than 200 U.S. onshore properties and five gas processing plants, one of which was operated by the company, were sold. These properties represented production of approximately 400 net barrels of oil equivalent (BOE) per day and reserves of approximately 600,000 BOE. The company also sold its 12.3% interest in the Abu Al Bu Khoosh oil field in the Arabian Gulf, completing withdrawal from that area.

North Sea

    Approximately half of the company's 1994 oil production was from North Sea fields. Gryphon, Scott, and East Brae, which came on stream in late 1993, contributed 21,300 barrels per day of the company's 1994 North Sea production of 34,300 barrels of liquids per day. The start of natural gas deliveries in October 1994 from the Brae area through the expanded SAGE (Scottish Area Gas Evacuation) pipeline system (4% interest) resulted in net North Sea deliveries of 27 million cubic feet per day at year-end.

    Gryphon field, Block 9/18b (25% interest) - Production from
Gryphon averaged 32,000 barrels of oil per day for 1994. The field uses a permanently-moored floating production facility that can be expanded to process third-party production.

    Scott field, blocks 15/21a and 15/22 (5.2%) - Average daily production was 168,000 barrels of oil per day for 1994. Scott is the largest field developed in the North Sea in the last decade. The development of a South Scott extension has been approved. South Scott will be tied to the existing facility, and first production is expected in mid-1995.

    East Brae field, blocks 16/3a and 16/3b (7.3%) - Production averaged 64,000 barrels of liquids per day for 1994. Development drilling should continue through most of 1995. Gas sales through the SAGE pipeline began in the fourth quarter of 1994.

    Beinn field, Block 16/7a (8%) - Drilled from the North Brae platform, this field averaged 55 million cubic feet of gas and 6,200 barrels of liquids per day in 1994.

    Ivanhoe/Rob Roy fields, Block 15/21a (10.8%) - These fields averaged 60,000 barrels of oil per day in 1994 and continue to exceed expectations.

Gulf of Mexico

    The Gulf of Mexico was the source of one-fourth of Kerr-
McGee's 1994 oil production and 44% of natural gas deliveries. Use of existing infrastructure is bringing new fields on stream more quickly and at lower cost. Successful development wells, workovers, and facility upgrades and consolidations are adding to production and enhancing efficiency.

    Vermilion Block 398 (100%) - Appraisal of the 1993 discovery has been successful. Development activity is scheduled through 1995, with first oil and gas production expected in mid-1996.

    Garden Banks Block 21 (100%) - A discovery encountered gas pay. Kerr-McGee will evaluate development options while testing other plays on the block. First production is expected in late
1996.

    Viosca Knoll 989 field (25%) - The company's first deepwater project is expected to be the gulf's largest contributor to 1995 oil production. Initial oil in October 1994 from a platform in 1,300 feet of water completed the first development phase of this five-block field. Daily production reached 20,000 barrels of oil at year-end. Work continues on engineering for the second development phase - subsea systems in 1,900 feet of water - expected to come on stream in early 1996.

    Ship Shoal Block 241 (64.5%) - A discovery-to-production cycle of four and one-half months set a company record. The block was acquired in March 1994, and the discovery well was drilled in August, followed by production start-up in January 1995. Production was 35 million cubic feet of gas per day in early 1995.

    Ewing Bank Block 989 (75%)- Use of new subsea technology and hook-up to an existing platform brought this two-well project on stream in December 1994, only 11 months after project approval. The subsea completions in 600 feet of water are the first in the Gulf of Mexico to use the horizontal Christmas tree system pioneered at the Gryphon field in the North Sea. This technology provides cost benefits over conventional subsea wellhead systems.

    Main Pass Block 93 (50%) - Three high-angle development wells added more than 20 million cubic feet of gas per day to Kerr-
McGee's production.

U.S. Onshore

    The search for new U.S. onshore reserves emphasized natural gas, while use of enhanced and secondary recovery methods maximized oil production from several mature fields. Domestic onshore fields supplied 13% of Kerr-McGee's 1994 oil production and 34% of natural gas deliveries.

    West Park, Wheeler County, Texas, and Dockray Rivers, Hemphill County, Texas (100%) - Discoveries were made in the Granite Wash formation during 1994. Appraisal of West Park continued with a successful offset in December 1994. The field was producing at a rate of more than 13 million cubic feet of gas per day in early 1995.

    Sand Dunes (Muddy) Unit, Converse County, Wyoming (26.7%) -
Production from this miscible gas injection project operated by Kerr-McGee averaged 7,300 barrels of oil per day in 1994.

Canada

    Natural gas remains the focus of our exploration efforts in Canada, which accounted for 18% of Kerr-McGee's 1994 natural gas sales.

    The Gift Lake (Alberta) property received renewed interest with the successful drilling of a horizontal producer/injector pair which produced approximately 400 barrels of oil per day.

China

    Liuhua 11-1 field (24.5%) - Development of Kerr-McGee's largest capital project for 1995 is proceeding on schedule in the South China Sea. The development plans for the estimated reserves of 125 million barrels of oil include subsea completion of 20 horizontal wells and a floating production, storage, and offloading vessel similar to that used at the Gryphon field in the North Sea. The company's share of the estimated $660 million project cost is $160 million. First oil production is expected in early 1996.

    Bohai, Block 04/36 (50%) - In August 1994, Kerr-McGee as operator signed a production-sharing contract with the China National Offshore Oil Corporation for a concession in the Gulf of Bohai, 100 miles southeast of Beijing. With an average water depth of about 50 feet, the area's operating environment is similar to the Gulf of Mexico, where the company has operated since 1947. The first well in the Gulf of Bohai is planned for mid-1995.

Indonesia

    South Sumatra Basin (33.3%) - The first of two planned exploratory wells on the 2 million-acre onshore block in Indonesia was successfully completed and tested in March 1995. Additional appraisal drilling will be required.

Gas Processing

    At year-end 1994, the company operated both a gas processing plant and an intrastate gas pipeline in the United States and also had interests in five plants that are operated by others. These plants produce natural gas liquids, including ethane, propane, propylene, isobutane, normal butane, and natural gasoline. Kerr-McGee's interest in the gas processed at gas plants, including those that were sold during 1994, averaged 54 million cubic feet per day during 1994, compared with 67 million cubic feet per day during 1993.

    The company's total net production of natural gas liquids during 1994 averaged 3,000 barrels per day, compared with 3,600 barrels per day in 1993. The company's share of residue gas sold was 14 million cubic feet per day and 18 million cubic feet per day for 1994 and 1993, respectively.

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

    In a highly competitive industry, Kerr-McGee Refining Corporation considers its products to be competitive in quality, service, and price and has been able to compete successfully with other products offered in the markets it serves. See General Development of Business on page 2 of this Form 10-K for information on the possible sale of certain assets of Kerr-McGee Refining Corporation.

    Kerr-McGee Corporation is not crude oil self-sufficient and must supplement its production with spot purchases and crude oil purchased under short-term agreements. Also, spot purchases of intermediate feedstocks are made to meet refining requirements.

    While the company's three refineries all process domestic crude oil, the Corpus Christi, Texas, and Wynnewood, Oklahoma, refineries also process foreign crude oil and other feedstocks. Total runs to stills at the company's three refineries averaged 146,000 barrels per day for 1994. The company's 1994 refined-product sales averaged 233,000 barrels per day.

    Refining and marketing recorded an operating profit of $35 million for 1994, compared with an operating loss of $28 million for 1993. Revenues were $1.9 billion, compared with $2 billion for 1993. Net operating profit was $22 million for 1994, compared with a 1993 net operating loss of $19 million. The 1994 operating profit reflected improved wholesale gasoline and distillate margins resulting from lower crude oil costs, partially offset by lower sales prices. Revenues for 1994 were lower than for the prior year due to the lower sales prices.

Refining

    The company owns and operates three refineries with total crude oil distillation capacity of 181,000 barrels per day. The following table lists the company's refinery locations, processing capacities, and 1994 utilizations:

                                     Refinery Capacities
                               Crude Oil        Downstream
                          Distillation Units Processing Units(1)
                           Barrels   Percent  Barrels   Percent
        Plant              Per Day  Utilized  Per Day  Utilized

Corpus Christi, Texas      120,000     81     104,000      94
Wynnewood, Oklahoma         50,000     88      43,000     103
Cotton Valley, Louisiana    11,000     44       7,800      62
                           181,000     81     154,800      94


(1)Adjusted for normal turnaround.


    The crude oil distillation capacity represents throughput capacity of the crude oil stills. The downstream refinery processing capacity recognizes a practical limit on the ability to absorb output of the crude oil distillation facilities. The downstream rating method is in conformance with the American
Petroleum Institute's definition for rating refinery capacity. The capacities of the refineries did not change in 1994.

    The Corpus Christi refinery produces gasoline, kerosene, diesel fuel, heating oil, heavy fuel, jet fuel, and petrochemical feedstocks. Desulfurization/hydrotreating and sulfur-recovery units provide the ability to process higher-sulfur crude and gas oils and improve product yields.

    A capital project to minimize benzene emissions was completed at the Corpus Christi refinery during 1994. The refinery also began production of reformulated gasoline for delivery to east coast terminals. The refinery produces 1,100 barrels per day of MTBE, an oxygenate for cleaner-burning fuels, which is sufficient to reformulate approximately 20% of gasoline produced at the Corpus Christi refinery.

    The refinery at Wynnewood produces gasoline, solvent, diesel fuel, jet fuel, heavy fuel, light burner fuel, and asphalt. A waste-water segregation project was completed during the year.

    The Cotton Valley facility is a specialty-products plant producing a full range of high-quality naphtha solvents, diesel fuel, and jet fuel components. In March 1995, the company signed a contract for the sale of the Cotton Valley refinery. The sale is expected to close on or before March 31, 1995.

Crude Oil Supply

    In 1994, approximately 165,000 barrels per day of crude oil and intermediate feedstocks were delivered to the company's refineries. Of the crude oil delivered, 57% was domestic and 43% was foreign. This supply is acquired primarily from the company's crude oil gathering system in Oklahoma and long-standing purchase relationships with both domestic and foreign producers and resellers. The imported crude oil consisted largely of Kerr-McGee's equity production from the North Sea and purchases of additional light sweet crudes from West Africa and South America. About 26% of the 53 million barrels of crude oil processed by the refineries was supplied by Kerr-McGee production operations.

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

    Kerr-McGee Refining markets to independent distributors and bulk rack accounts in 30 states east of the Rocky Mountains, selling a complete line of petroleum products in unbranded markets. At the retail level, gasoline and other products are marketed through 51 company-operated retail service stations and approximately 1,175 branded stations operated by jobbers and independent dealers.

    Products are transported for distribution through various common-carrier pipeline systems and by cargo ships and barges. A total of 12 waterway and pipeline terminals were owned and operated by the company at the end of 1994. The company has joint ownership in two additional terminals and sells products at approximately 200 additional exchange terminals. The sale of the New Hyde Park, New York, terminal was completed during 1994; terminaling and transportation agreements were executed in conjunction with the sale.

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

                                 CHEMICALS

    Kerr-McGee Chemical Corporation produces and markets inorganic industrial and specialty chemicals, forest products, and heavy minerals. Many of these products are processed using proprietary technology developed by the company.

    Industrial chemicals include titanium dioxide pigment, synthetic rutile, sodium chlorate, ammonium perchlorate, manganese products, and vanadium. Specialty chemicals are boron trichloride and elemental boron. Forest-product operations produce railroad crossties and other hardwood products and provide wood-treating services. Heavy minerals produced are ilmenite, leucoxene, zircon, and rutile.

    Kerr-McGee Chemical had revenues and operating profit of $639 million and $92 million, respectively, for 1994, compared with $556 million and $70 million, respectively, for 1993. Net operating profit was $59 million for 1994, compared with $44 million the previous year. The increase in 1994 revenues was due to higher sales volumes for most chemical products and higher international titanium dioxide pigment sales prices, partially offset by lower domestic pigment sales prices. The increase in 1994 operating profit was due to lower per-unit production costs for most products and higher revenues.

Pigment

    The company's synthetic rutile plant at Mobile, Alabama, has a production capacity of 162,000 tons per year. This product serves as feedstock for the company's titanium dioxide pigment plant at Hamilton, Mississippi, which has a production capacity of 128,000 tons per year. An expansion started in the first half of 1995 will increase the Hamilton plant's production capacity to 160,000 tons at the end of three years.

    KMCC Western Australia Pty. Ltd., a wholly owned subsidiary of Kerr-McGee Chemical Corporation, owns a 50% interest in a joint venture that operates the world's first integrated titanium dioxide project. The project consists of a heavy-minerals mine and mill and facilities for the production of synthetic rutile and titanium dioxide pigment, located on three sites within 120 miles of Perth.

    Heavy minerals are mined from a lease that totals 10,350 acres. The property's remaining 173 million tons of sand contains an estimated 3.5% heavy minerals. The heavy minerals contained within this 6 million-ton, heavy-mineral deposit are composed of 4.3% rutile, 61.2% ilmenite, 3.5% leucoxene, 11% zircon, and 20% minerals which are not presently produced or have no value.
Changes in deposit economics required new long-term mine plans, which reduced the reported heavy minerals in the deposit by approximately 1.3 million tons compared with last year. Additional drilling is required to determine the actual quantities and grade of heavy minerals contained in a second 2,540-acre property and the extent to which it may be feasible to mine this deposit. The company holds a 50% interest in both properties. The heavy minerals separation mill has a capacity of 559,000 tons per year.

    The recovered ilmenite is processed into synthetic rutile at the plant, which has production capacity of 176,000 tons per year. Due to weak demand for synthetic rutile, the plant was shut down from September 1993 through February 1994. The plant was operating at near capacity by mid-year 1994.

    Production from the synthetic rutile plant serves as feedstock for the domestic and international pigment operations. The pigment plant in Australia has a production capacity of 72,000 tons per year. An expansion of this plant was begun in the fourth quarter of 1994 to increase capacity to 88,000 tons per year by the end of 1995.

    The company also owns a 25% interest in a pigment plant in Yanbu, Saudi Arabia, which has a capacity of 64,000 tons per year.

Electrolytic Products

    The company's major electrolytic products are manganese dioxide, manganese metal, sodium chlorate, and ammonium perchlorate.

    The sodium chlorate plant at the company's Hamilton, Mississippi, complex has production capacity of 123,000 tons per year. Also at Hamilton is a manganese metal plant that has a capacity of 12,000 tons per year.

    Facilities at Henderson, Nevada, include electrolytic cells and processing equipment for the manufacture of manganese dioxide, a plant for the manufacture of ammonium perchlorate, and a specialty boron products plant. An expansion of the manganese dioxide plant, completed mid-1994, increased capacity from 16,000 tons to 24,500 tons. Production capacity for ammonium perchlorate is 20,000 tons per year. Ammonium perchlorate blending and storage facilities are located 25 miles north of the Henderson plant.

    At the Soda Springs, Idaho, plant, the company recovers vanadium pentoxide from phosphate byproducts of other operations in the area. Due to market conditions, one production line was shut down during 1994, effectively reducing annual capacity at the Soda Springs plant from 4.3 million pounds to 3.2 million pounds.

Forest Products

    The company's principal forest product is railroad crossties. Other products include crossing materials, bridge timber, and utility poles. The company owns seven wood-preserving plants located along major railroads in the United States. Six of the plants are east of the Rocky Mountains. Production of crossties with built-in rail fasteners began in the fourth quarter of 1993 at a pilot plant in Madison, Illinois. As a result of testing, the company believes this innovative RAILFAST (Registered Trademark) system has good potential for use with both wood and concrete ties.

Marketing

    Titanium dioxide pigment is the world's preferred white opacifier and is used primarily in paint, plastics, and paper. With net production capacity of 180,000 tons per year, Kerr-McGee has 10% of the United States and 5% of the world markets. The company's plant in Hamilton, Mississippi, one of the industry's lower cost-producers, primarily serves the Americas. The majority of the pigment production from the company's 50% joint venture in Western Australia is sold in Southeast Asia and Australia. The company's plant (25% interest) in Saudi Arabia sells primarily to customers located in the Middle East and Europe. A marketing subsidiary sells all of the pigment production from the Western Australia joint venture and approximately 50% of the total production from the Saudi Arabia plant. World demand increased by 6% in 1994 after only slight growth in 1993.

    Manganese dioxide is a major component of alkaline dry-cell batteries. The company's current production meets approximately 33% of North American demand. The demand is driven by the need for alkaline batteries for portable electronic devices. Worldwide, Kerr-McGee is the third-largest manganese dioxide producer.

    Manganese metal is used in specialty and stainless steel alloys. Manganese-aluminum briquettes are used as an alloy to strengthen aluminum beverage cans. Kerr-McGee supplied about 50% of the U.S. aluminum industry's manganese requirements in 1994.

    Demand improved substantially during 1994 for sodium chlorate, which is used in the environmentally preferred chlorine dioxide process for bleaching pulp. North American demand for sodium chlorate should grow 6% to 8% per year over the near term as the pulp and paper industry continues conversion to the chlorine dioxide process. The company has a 7% share of the North American market and its plant in Mississippi is a low-cost producer.

    The company's share of the U.S. railroad crosstie market is approximately 45%.

    For information regarding heavy-mineral reserves, production, and average market prices for each of the years 1990 through 1994, reference is made to Note 28 to the Consolidated Financial statements on page 50 of the 1994 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                                   COAL

    The company's coal operations are conducted by a subsidiary, Kerr-McGee Coal Corporation, which produces coal from the Jacobs Ranch and Clovis Point surface mines in the Wyoming Powder River Basin; Galatia Mine, an underground mine in the Illinois Basin; and Pioneer Fuel Corporation, a combined surface and underground operation in West Virginia. The majority of coal sold in 1994 was to electric utilities under long-term contracts. The company also makes spot sales to domestic and foreign customers. The company owns or leases coal reserves in Illinois, West Virginia, and Wyoming.

    Coal operating profit totaled $45 million and $80 million for 1994 and 1993, respectively, on revenues of $294 million and $328 million, respectively. The 1994 decrease in revenues from the prior year was due to lower average sales prices resulting from 1993 contract renegotiations, partially offset by higher sales volumes. Operating profit for 1994 declined due to the decrease in revenues. Net operating profit was $34 million and $58 million for 1994 and 1993, respectively.

Reserves and Production

    As of December 31, 1994, the company's coal reserves were as follows (in millions of tons):

                       In-Place    Recoverable
                     Demonstrated Demonstrated  Classifi-   Mining
 State/Mining Unit       Tons         Tons        cation    Method

Wyoming -
 Jacobs Ranch Mine       327          294         Steam    Surface
 Clovis Point Mine       326          294         Steam    Surface

Illinois -
 Galatia Mine -                                   Met./    Under-
   Harrisburg No. 5      129           82         Steam    ground
                                                           Under-
   Herrin No. 6          267          174         Steam    ground

West Virginia -                                            Under-
 Pioneer Fuel                                     Met./    ground/
   Composite              29           20         Steam    Surface

                       1,078          864

    Of the Wyoming reserves, 91% are held under Federal leases, and the remaining 9% are leased from the State of Wyoming. The Illinois coal reserves are owned by Kerr-McGee or held under leases with private parties. West Virginia coal reserves are all held under leases with private parties.

    Production from Kerr-McGee mines for 1994 and 1993 was as follows:

(In millions of tons)                   1994           1993

Jacobs Ranch Mine                       20.6           18.4
Clovis Point Mine                         .2              -
Galatia Mine                             4.0            4.1
West Virginia Operations                  .8             .8

   Total Production                     25.6           23.3

    For information regarding coal reserves, production, and average market prices for each of the years 1990 through 1994, reference is made to Note 28 to the Consolidated Financial Statements on page 50 of the 1994 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

Jacobs Ranch Mine

    Jacobs Ranch Mine is located 50 miles southeast of Gillette, Wyoming, in the South Powder River Basin. The coal lease area contains 7,514 acres of land, of which 3,585 acres are underlain by 294 million recoverable tons of coal. The company also owns or controls the surface rights to 1,684 acres of a buffer zone, or overstrip area. The mine permit was renewed on August 31, 1994, for a five-year period and expanded to incorporate additional leased acreage and the buffer zone.

    Shipments began in 1978 and totaled more than 215 million tons through December 1994. All deliveries were made via the Burlington Northern or Chicago Northwestern railroads. Jacobs Ranch Mine coal is sold primarily under long-term contracts for ultimate use by electric utilities. The terms of the Jacobs Ranch Mine Federal leases were adjusted by the Bureau of Land Management in 1990.

Clovis Point Mine

    Clovis Point Mine is located eight miles east of Gillette, Wyoming. In 1988, the company consolidated its Wyoming mining operations at Jacobs Ranch Mine and ceased shipments from Clovis Point Mine. The facility was reopened in 1994 and produced 200,000 tons toward meeting due diligence lease requirements. The mine permit has been renewed until 1999.

    The Clovis Point mining area consists of 3,143 acres leased from the Federal government and 640 acres leased from the State of Wyoming. The company either owns or has surface-owner consent to mine 71% of the Federal lease permit area. The remaining 29% is positioned so that it would be mined near the end of the mine life; however, before mining, surface-owner consent must be obtained and the mine permit amended. The terms of one of the two Federal leases at Clovis Point Mine were adjusted by the Bureau of Land Management in 1990, and the terms of the other Federal lease will
be renewed and extended without change in 1995.   The terms of the
state lease, which contains the mine pit, were renewed for an additional 10-year period in 1993. The state royalty rate may be adjusted for the last five years of the lease. The three Clovis Point leases are held in a logical mining unit. The provisions of the leases require that an additional 600,000 tons of coal be mined by September 1996.

Galatia Mine

    The Galatia Mine is located in southern Illinois near the town of Galatia in Saline County. It produces coal from the Harrisburg No. 5 seam, a coal which can be used as either a semi-soft coking coal or a high-BTU, relatively low-sulfur steam coal. Its use as a steam coal allows utilities to comply with Phase I of the Clean Air Act Amendments of 1990 without installing flue gas desulfurization units or blending with other coals.

    Shipments from the mine began in January 1984 and totaled more than 30 million tons through December 1994. Shipments are primarily by rail, although the mine loadout is capable of loading trucks, and weighing facilities are on-site. The Illinois Central railroad is the originating carrier for rail shipments, most of which are comprised of 100-car unit trains. An independent commercial laboratory is also on-site, and its coal quality analyses are accepted by most customers as verification of compliance with contract specifications.

    Within the mine area, Kerr-McGee controls nearly 33,000 acres through leases and mineral ownership. This also includes control of the Herrin No. 6 seam which, until July 1994, was also mined at Galatia. Its higher sulfur content and resultant decrease in demand by the utilities, because of the emission requirements of the Clean Air Act Amendments of 1990, led to the cessation of mining in the No. 6 seam and transfer of the mining equipment to the lower-sulfur/higher-value Harrisburg No. 5 seam.

    In anticipation of an increase in market demand for lower-sulfur coal, an expansion was begun in 1992 to extend production in the No. 5 seam to the north, on the other side of an ancient river channel bounding the then-current mining area. Completed in 1994, the project provided underground access to lower-sulfur coal reserves and included ventilation and access shafts, tunnels through the mile-wide river channel that displaced the coal, and complete surface electrical, communication, borehole, and access facilities.

    Longwall mining is utilized at Galatia. It was first installed in the No. 6 seam in 1989, and its high recovery, high productivity, and low operating cost represented a significant improvement over the continuous miner room-and-pillar method of mining previously used. A second longwall was installed in 1992 in the No. 5 seam. With the cessation of mining in the No. 6 seam in July 1994, its longwall was moved to the No. 5 seam, where both longwalls operate today. The production capabilities of the longwalls, combined with a coal processing plant expansion also completed in 1994, have expanded the mine's capacity to 6 million tons of high-BTU, relatively low-sulfur coal per year.

Pioneer Fuel Corporation

    Pioneer Fuel Corporation operates both surface and underground mines near Oceana, West Virginia, in Wyoming County. Within the mine area, the company controls 7,709 acres through leases with private parties. Shipments since acquisition in late 1990 totaled approximately 2.6 million tons at year-end 1994 and were made via
the Norfolk and Southern Railroad.   The mines currently operate in
the No. 2 Gas, Hernshaw, and Winifrede seams. Coal from the No. 2 Gas and Hernshaw seams is suitable as mid- to high-volatile, low-sulfur coking coal. Coal from the Winifrede seam is sold primarily as a low-sulfur, high quality steam coal. Current facility capacity is approximately 1 million tons of clean coal per year.

Marketing

    Coal is sold primarily under long-term contracts, although spot sales were made in 1994 to domestic and foreign customers. During 1994, the company had export sales of semi-soft coking coal to Japan. Domestic deliveries of steam coal will continue, primarily under long-term contracts with electric utilities in Arkansas, Florida, Indiana, Louisiana, Missouri, Oklahoma, and Texas. While coal sales include sales of coal purchased from third parties, the company is not dependent on this purchased coal to meet its contract obligations. A total of 220 million tons of coal is committed to delivery under contracts expiring between 1996 and 2014.

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


                                   OTHER

Research and Development

    The company performs research and development in support of its existing businesses and in the pursuit of new products and processes. These programs continue to concentrate on improvements to chemical plant processes and exploratory research. The company's Technical Center is located in Oklahoma City. Research and development expenditures totaled $10 million in 1994, $14 million in 1993, and $16 million in 1992.

Employees

    The company had 5,524 employees on December 31, 1994. Approximately 400, or 7%, of these employees were represented by four collective bargaining agreements through the refining and marketing operations. One of these agreements representing approximately 140 employees expired during 1994; negotiations continue.

    The status of labor relations within the company continues to be stable. No strikes or work stoppages have occurred within the past seven years.

Competitive Conditions

    In the petroleum industry, competition exists from the initial process of bidding for leases to the sales of refined products. Competitive factors include finding and developing petroleum hydrocarbons, transporting raw materials, distributing and pricing refined products, and developing successful marketing strategies. During the past several years, crude oil and natural gas supplies and refining capacities have exceeded demand. This excess of supply over demand has resulted in lower prices, compared with the prices received prior to 1985. The volatility of crude oil prices during the past few years has placed increased emphasis on all competitive aspects of the petroleum industry.

    The company is one of eight chloride-process producers of titanium dioxide pigment in the world. The chloride process results in significantly less waste than the more costly sulfate process. Pigment customers worldwide have increasingly preferred the chloride product due to environmental restrictions. We expect demand for pigment to grow at about 3% per year through the end of the century. Manganese dioxide and sodium chlorate are in a reasonable supply/demand position. Excess capacity currently exists for ammonium perchlorate and manganese metal worldwide.

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

Environmental Matters

    Federal, state, and local laws and regulations relating to environmental protection affect almost all plants and facilities of the company. During 1994, direct capital and operating expenditures related to environmental protection and cleanup of existing sites totaled $45 million. Additional expenditures totaling $60 million were charged to environmental reserves. While it is extremely difficult to estimate the total direct and indirect costs to the company of government environmental regulations, it is presently estimated that the direct capital and operating expenditures and expenditures charged to reserves will be approximately $140 million in 1995 and $130 million in 1996. Some expenditures to reduce the occurrence of releases to the environment, such as replaced or upgraded underground storage tanks, may result in increased efficiency; however, most of these expenditures produce no significant increase in production capacity, efficiency, or revenue. Operation of pollution-control equipment installed for these purposes usually entails additional expense. Moreover, there are costs associated with staff and management time that cannot be calculated or estimated with any assurance of accuracy.

    Based on present information, the company believes that it has accrued and is accruing reasonable reserves for expenditures that may have to be made in the future for environmental protection. Because of continually changing laws and regulations, the nature of the company's businesses, and pending proceedings, it is not possible to reliably estimate the amount or timing of all future expenditures relating to environmental matters. The company provides for costs related to environmental contingencies when a loss is probable and the amount is reasonably estimable. Although management believes adequate reserves have been provided for all known environmental contingencies, it is possible, due to the above noted uncertainties, that additional reserves could be required in the future that could have a material effect on results of operations in a particular quarter or annual period. However, the ultimate resolution of these environmental contingencies, to the extent not previously provided for, should not have a material adverse effect on the company's financial position.

    Also see "Item 3.  Legal Proceedings," which follows.

Item 3.   Legal Proceedings

    The company continues its efforts to obtain the necessary approvals to decommission a facility located in West Chicago, Illinois, which processed thorium ores and was closed in 1973. Currently, the State of Illinois has jurisdiction of this site, and the company has agreed to offsite disposal of the waste material.

    For a discussion of contingencies, including a detailed discussion of the West Chicago matter, reference is made to the Environmental Matters section of Management's Discussion and Analysis and Note 10 to the Consolidated Financial Statements beginning on pages 24 and 34, respectively, of the 1994 Annual Report to Stockholders, which discussion and note are incorporated by reference in Item 7 and Item 8, respectively.

Item 4.   Submission of Matters to a Vote of Security Holders

    None submitted during the fourth quarter of 1994.

Executive Officers of the Registrant

    The following is a list of executive officers, their ages, and their positions and offices as of January 1, 1995:


       Name         Age                  Office

Frank A. McPherson  61   Chairman of the Board and Chief
                         Executive Officer since May 1983.

Luke R. Corbett     47   Group Vice President since May 1992.
                         President of Kerr-McGee China Petroleum
                         Ltd. since July 1994.  President of
                         Kerr-McGee Canada Ltd. since July 1989.
                         President of Kerr-McGee Oil (U.K.) PLC
                         since August 1987.  Senior Vice
                         President from March 1991  until May
                         1992.  Vice President, Oil and Gas
                         Exploration from August 1987 until March
                         1991.

C. C. Stewart, Jr.  51   Group Vice President since May 1992.
                         President of Southwestern Refining
                         Company, Inc. since November 1992.
                         Senior Vice President from March 1991
                         until May 1992.  Vice President, Oil and
                         Gas Operations from February 1990 until
                         March 1991.  Senior Vice President,
                         Technical for Hamilton Brothers Oil and
                         Gas Ltd. from July 1988 until January
                         1990.

George R. Hennigan  59   Senior Vice President since October
                         1991. President of Kerr-McGee Chemical
                         Corporation since October 1991.
                         Executive Vice President, Kerr-McGee
                         Chemical Corporation from October 1984
                         until October 1991.

John C. Linehan     55   Senior Vice President and Chief
                         Financial Officer since October 1987.

Tom J. McDaniel     56   Senior Vice President since June 1986
                         and Secretary since March 1989.

L. V. McGuire       52   Senior Vice President since December
                         1993.  Senior Vice President,
                         Production, Exploration and Production
                         Division since May 1992. Vice President and Managing Director, Kerr-McGee Oil
                         (U.K.) PLC from February 1992 to January
                         1993.  Vice President, Production from
                         July 1992 to December 1993.  Vice
                         President, Gulf Coast Production
                         Operations, Exploration and Production
                         Division from January 1991 until
                         February 1992.  Vice President,
                         Production for Hamilton Brothers Oil and
                         Gas Ltd. from July 1990 until January
                         1991.  Vice President, Operations for
                         Hamilton Brothers Oil and Gas Ltd. from
                         June 1988 until July 1990.

Robert C. Scharp    47   Senior Vice President since October
                         1991. President of Kerr-McGee Coal
                         Corporation since October 1991.  Vice
                         President of Operations for Kerr-McGee
                         Coal Corporation from June 1990 until
                         October 1991.  General Manager of
                         Galatia Mine for Kerr-McGee Coal
                         Corporation from May 1988 until June
                         1990.

Michael G. Webb     47   Senior Vice President since December
                         1993.  Senior Vice President,
                         Exploration, Exploration and Production
                         Division since May 1992.  Vice
                         President, Exploration from July 1992 to
                         December 1993.  Vice President, North
                         American Onshore Exploration from May
                         1991 until May 1992.  Exploration
                         Manager, Kerr-McGee Canada Ltd. from
                         November 1988 until May 1991.

R. G. Horner, Jr.   55   Vice President and General Counsel since
                         June 1986.

J. Michael Rauh     45   Vice President and Controller since
                         October 1987.

Donald F. Schiesz   57   Vice President, Safety and Environment
                         since August 1994.  Senior Vice
                         President of Kerr-McGee Chemical
                         Corporation from March 1991 to August
                         1994.  Vice President and General
                         Manager of the Pigment Division for
                         Kerr-McGee Chemical Corporation from
                         March 1984 to March 1991.

Thomas B. Stephens  50   Vice President and Treasurer since
                         January 1985.

Jean B. Wallace     40   Vice President, Human Resources since
                         November 1989.

Dale E. Warfield    51   Vice President, General Administration
                         since August 1994.  Vice President,
                         Materials Management and Transportation
                         from April 1991 until August 1994.
                         Director of Purchasing and Materials
                         Management from March 1990 until April
                         1991.  Director of Purchasing from July
                         1985 until March 1990.

Ray A. Freels       66   President, Kerr-McGee Refining
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


                                  PART II


Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

    Information relative to the market on which the company's common stock is traded, the high and low sales prices of the common stock by quarters for the past two years, and the approximate number of holders of common stock is furnished in Note 29 to the Consolidated Financial Statements on page 50 of the 1994 Annual Report to Stockholders, which note is incorporated by reference in
Item 8.

    Quarterly dividends declared totaled $1.52 per share for each of the years 1994, 1993, and 1992. Cash dividends have been paid continuously since 1941 and totaled $78 million in 1994 and $73 million in each of the years 1993 and 1992.

Item 6.  Selected Financial Data

    Information regarding selected financial data required in this item is presented in the schedule captioned "Six-Year Financial
Summary" on page 51 of the 1994 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    "Management's Discussion and Analysis" on pages 22 through 26 of the 1994 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

    The following financial statements and supplementary data included in the 1994 Annual Report to Stockholders are incorporated herein by reference:


                                                         Annual
                                                         Report
                  Item                                  Page No.

Report of Independent Public Accountants                   26

Consolidated Statement of Income                           27

Consolidated Statement of Retained Earnings                27

Consolidated Balance Sheet                                 28

Consolidated Statement of Cash Flows                       29

Notes to Financial Statements                             30-50


Item 9.  Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    None.


                                 PART III


Item 10. Directors and Executive Officers of the Registrant

(a) Identification of directors -

      For information required under this section, reference is made to the "Election of Directors" section of the company's proxy statement for 1995 made in connection with its Annual
      Stockholders' Meeting to be held on May 9, 1995.

(b) Identification of executive officers -

      The information required under this section is set forth in the caption "Executive Officers of the Registrant" on pages 25 through 27 of this Form 10-K pursuant to Instruction 3 to
      Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K.

(c) Compliance with Section 16(a) of the 1934 Act -

      For information required under this section, reference is made to the "Compliance with Section 16(a) of the Securities Exchange Act of 1934" section of the company's proxy statement for 1995 made in connection with its Annual
      Stockholders' Meeting to be held on May 9, 1995.

Item 11.     Executive Compensation

      For information required under this section, reference is made to the "Executive Compensation" section of the company's proxy statement for 1995 made in connection with its Annual Stockholders' Meeting to be held on May 9, 1995.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

      For information required under this section, reference is made to the "Security Ownership" section of the company's proxy statement for 1995 made in connection with its Annual
      Stockholders' Meeting to be held on May 9, 1995.

Item 13.     Certain Relationships and Related Transactions

      For information required under this section, reference is made to the "Election of Directors" section of the company's proxy statement for 1995 made in connection with its Annual
      Stockholders' Meeting to be held on May 9, 1995.


                                  PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K

(a) 1.  Financial Statements -

      The following consolidated financial statements of Kerr-
      McGee Corporation and its subsidiary companies, included in the company's 1994 Annual Report to Stockholders, are incorporated by reference in Item 8:

               Report of Independent Public Accountants

               Consolidated Statement of Income for the Years
               Ended December 31, 1994, 1993, and 1992

               Consolidated Statement of Retained Earnings for the Years Ended December 31, 1994, 1993, and 1992

               Consolidated Balance Sheet at December 31, 1994
               and 1993

               Consolidated Statement of Cash Flows for the Years
               Ended December 31, 1994, 1993, and 1992

               Notes to Financial Statements

(a) 2.     Financial Statement Schedules -                         Page


             Report of Independent Public Accountants on
             Financial Statement Schedule                           35

             Schedule II - Valuation Accounts and Reserves for
             the Years Ended December 31, 1994, 1993, and 1992      36

    Schedules I, III, IV, and V are omitted as the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules in accordance with instructions contained in Regulation S-X.

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

             4.2 The company agrees to furnish to the Securities and Exchange Commission, upon request, copies of each of the following instruments defining the rights of the holders of certain long-term debt of the company: the Indenture dated as of June 1, 1976, between the company and Citibank, N.A., as trustee, relating to the company's 8-1/2% Sinking Fund Debentures due June 1, 2006; the Indenture dated as of November 1, 1981, between the company and United States Trust Company of New York, as trustee, relating to the company's 7% Debentures due November 1, 2011; the Note Agreement dated as of November 29, 1989, among the Kerr-McGee Corporation Employee Stock Ownership Plan Trust (the Trust) and several lenders, providing for a loan guaranteed by the company of $125 million to the Trust; the Facilities Agreement dated March 3, 1991, providing for borrowings of up to $65 million through September 3, 1993, by National Titanium Dioxide Company Limited (Cristal), a Saudi Arabian limited liability company (owned 25% by a wholly owned subsidiary of the company), and several banks with 25% of the loans guaranteed on a several basis by a wholly owned subsidiary; the $325 million Credit Agreement dated as of August 25, 1994, providing for a five-year revolving credit facility with a bullet maturity on the fifth anniversary of the execution of the Credit Agreement; the Revolving Credit Agreement dated as of October 16, 1992, and the first amendment to the Credit Agreement dated as of December 21, 1994, among Kerr-McGee Corporation, Kerr-McGee Oil (U.K.) PLC, and several banks providing for revolving credit of up to $230 million through December 31, 1999; and the Revolving Credit Agreement dated as of February 24, 1995 between Kerr-McGee China Petroleum Ltd., as borrower, and Kerr-McGee Corporation, as guarantor, and several banks providing for revolving credit of up to $105 million through February 24, 1998. The total amount of securities authorized under each of such instruments does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.

             4.3 Kerr-McGee Corporation Direct Purchase and Dividend Reinvestment Plan filed on Form S-3 effective August 19, 1993, Registration No. 33-66112, and incorporated herein by reference.

            10.1* Deferred Compensation Plan for Non-Employee Directors as amended and restated effective October 1, 1990, filed as Exhibit 10(1) to the report filed on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

            10.2* Kerr-McGee Corporation Stock Deferred Compensation Plan for Non-Employee Directors effective October 1, 1988, filed as Exhibit 10(2) to the report filed on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

            10.3* Description of the company's Annual Incentive Compensation Plan, filed as
                        Exhibit 10(3) to the report filed on Form
                        10-K for the year ended December 31,
                        1989, and incorporated herein by
                        reference.

            10.4* The 1984 Employee Stock Option Plan filed as Exhibit 4.2 to Form S-8 Registration
                        No. 2-90981 and incorporated herein by
                        reference.

            10.5*       The Long Term Incentive Program effective
                        July 1, 1987, filed as Exhibit 4.1 to
                        Form S-8 Registration No. 33-24274 and
                        incorporated herein by reference.

            10.6* Benefits Restoration Plan as amended and restated effective September 13, 1989, filed as Exhibit 10(6) to the report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

            10.7*       Kerr-McGee Corporation Executive Deferred
                        Compensation Plan as amended and restated
                        February 1, 1994, filed as Exhibit 10(7) to the report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

            10.8*       Kerr-McGee Corporation Supplemental
                        Executive Retirement Plan as amended and restated effective May 3, 1994.

            10.9* Amended and restated Agreement, restated as of December 31, 1992, between the company and Frank A. McPherson filed as
                        Exhibit 10(9) on Form 10-K for the year
                        ended December 31, 1992, and incorporated herein by reference.

            10.10* Amended and restated Agreement, restated as of December 31, 1992, between the company and John C. Linehan filed as
                        Exhibit 10(10) on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

            10.11* Amended and restated Agreement, restated as of December 31, 1992, between the company and Luke R. Corbett filed as
                        Exhibit 10(11) on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

            10.12* Agreement effective January 2, 1990, between the company and C. C. Stewart, Jr., filed as Exhibit "A" within Exhibit 10(14) to the report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.
            10.13* Amended and restated Agreement, restated as of December 31, 1992, between the company and Tom J. McDaniel.

            10.14* Form of agreement, amended and restated as of December 31, 1992, between the company and certain executive officers not named in the Summary Compensation Table contained in the company's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders, filed as
                        Exhibit 10(14) on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

            12          Computations of ratio of earnings to
                        fixed charges.

            13          1994 Annual Report to Stockholders.

            21          Subsidiaries of the Registrant.

            23          Consent of Arthur Andersen LLP.

            24          Powers of attorney.

*These exhibits relate to the compensation plans and arrangements of the company.



(b) Reports on Form 8-K -

    No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1994.

Report of Independent Public Accountants On Financial
  Statement Schedule

To Kerr-McGee Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Kerr-McGee Corporation's 1994 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to changes in accounting for postretirement benefits other than pensions and income taxes in 1992, as discussed in Note 2 to the financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule of Valuation Accounts and Reserves is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                  (Arthur Andersen LLP)
                                  ARTHUR ANDERSEN LLP




Oklahoma City, Oklahoma,
  February 17, 1995


                                                     SCHEDULE II

              KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      VALUATION ACCOUNTS AND RESERVES

                                                 Additions
                               Balance at  Charged to  Charged to  Deductions Balance at
                                Beginning  Profit and    Other       from      End of
(In millions of dollars)         of Year      Loss      Accounts    Reserves    Year



Year Ended December 31, 1994
a. Deducted from asset accounts
   Allowance for doubtful notes
     and accounts receivable        $  5       $  9       $  -        $  3       $ 11
   Warehouse inventory obsolescence    1          1          -           -          2
                                    $  6       $ 10       $  -        $  3       $ 13

b. Not deducted from asset accounts
   Environmental                    $255       $ 21       $(50)(A)    $ 60       $166
   Postretirement benefits           103         11          -           6        108
   Oil and gas site dismantlement
     and coal site reclamation and
     restoration                      81         13          3(B)        3         94
   Surface mine stripping cost        14         30          -          32         12
   Pension benefits                    -          4          6(C)        1          9
   Other                               7          2          -           1          8
                                    $460       $ 81       $(41)       $103       $397

Year Ended December 31, 1993
a. Deducted from asset accounts
   Allowance for doubtful notes
    and accounts receivable         $  3       $  2       $  -        $  -       $  5
   Warehouse inventory obsolescence    1          1          -           1          1
                                    $  4       $  3       $  -        $  1       $  6

b. Not deducted from asset accounts
   Environmental                    $281       $  3       $ (1)(A)    $ 28       $255
   Postretirement benefits            99         11          -           7        103
   Oil and gas site dismantlement
   and coal site reclamation and
   restoration                        71         12          2(B)        4         81
   Surface mine stripping cost        15         27          -          28         14
   Petroleum product pricing           2          -          -           2          -
   Other                               8          1         (1)          1          7
                                    $476       $ 54       $  -        $ 70       $460

Year Ended December 31, 1992
a. Deducted from asset accounts
   Allowance for doubtful notes
    and accounts receivable         $  4       $  2       $  -        $  3       $  3
   Warehouse inventory obsolescence    2          1          -           2          1
                                    $  6       $  3       $  -        $  5       $  4


b.Not deducted from asset accounts
  Environmental                     $102       $205(D)    $ (1)(A)    $ 25       $281
  Postretirement benefits              -        112(E)      (6)(A)       7         99
  Oil and gas site dismantlement
    and coal site reclamation and
    restoration                       63         12          -           4         71
  Surface mine stripping cost         19         23          -          27         15
  Petroleum product pricing            2          -          -           -          2
  Other                                9          -          -           1          8
                                    $195       $352       $ (7)       $ 64       $476



(A)    Transfer (to) from current liabilities.
(B)    Obligation assumed in connection with property acquisition.
(C) Additional minimum liability offset by an intangible asset in deferred charges.
(D)    Provision for reclamation and remediation of inactive sites.
(E) Includes $101 million recognized for the accumulated postretirement benefit obligation at January 1, 1992, in connection with the adoption of Statement of Financial Accounting

                                 SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              KERR-McGEE CORPORATION




                              By:  Frank A. McPherson*
                                   Frank A. McPherson,
                                   Chairman of the Board and
                                     Chief Executive Officer




March 29, 1995                By:  (John C. Linehan)
     Date                          John C. Linehan,
                                   Senior Vice President and
                                     Chief Financial Officer




                              By:  (J. Michael Rauh)
                                   J. Michael Rauh,
                                   Vice President and Controller
                                     and Chief Accounting Officer



* By his signature set forth below, John C. Linehan has signed this Annual Report on Form 10-K as attorney-in-fact for the officer noted above, pursuant to power of attorney filed with the Securities and Exchange Commission.



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



                              By:  Bennett E. Bidwell*
                                   Bennett E. Bidwell, Director


                              By:  E. H. Clark, Jr.*
                                   E. H. Clark, Jr., Director


                              By:  Martin C. Jischke*
                                   Martin C. Jischke, Director


                              By:  Robert S. Kerr, Jr.*
                                   Robert S. Kerr, Jr., Director


March 29, 1995                By:  Frank A. McPherson*
    Date                           Frank A. McPherson, Director


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