Form 10-Q
period 1995-03-31
KERR MCGEE CORP
filed 1995-05-12
CIK 55458

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1995

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
              (State or Other Jurisdiction of    (I.R.S. Employer
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

                          Yes  X          No

Number of shares of common stock, $1.00 par value, outstanding as of April 28, 1995: 51,724,838


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                             Three Months Ended
                                                  March 31,
(Millions of dollars,
 except per-share amounts)                     1995      1994

Sales                                        $463.9    $373.3

Costs and Expenses
 Costs and operating expenses                 254.5     219.3
 Selling, general, and
   administrative expenses                     18.3      20.6
 Depreciation and depletion                    80.5      72.3
 Exploration, including dry holes and
   amortization of undeveloped leases          21.2      23.1
 Provision for environmental reclamation
   and remediation of inactive sites            8.1       2.2
 Taxes, other than income taxes                16.0      18.5
 Interest and debt expense                     18.6      12.8
     Total Costs and Expenses                 417.2     368.8

                                               46.7       4.5
Other Income                                    5.8       4.9

Income from Continuing Operations
 before Income Taxes                           52.5       9.4
Provision for Income Taxes                     15.7       2.5

Income from Continuing Operations              36.8       6.9

Income from Discontinued Operations
 (net of provision for income taxes
 of $.5 in 1995 and $8.2 in 1994)                .9      14.7

Net Income                                    $37.7     $21.6

Net Income per Common Share
 Continuing operations                         $.71      $.13
 Discontinued operations                        .02       .29

     Total                                     $.73      $.42

Cash Dividends Declared per Common Share       $.38      $.38

Average Number of Shares Outstanding
 (thousands)                                 51,706    51,656



The accompanying notes are an integral part of this statement.


                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                           March 31,  December 31,
(Millions of dollars)                           1995         1994


ASSETS
Current Assets
 Cash                                       $   96.5      $   81.7
 Notes and accounts receivable                 411.5         421.7
 Inventories                                   358.7         398.7
 Deposits and prepaid expenses                  49.7          60.3
     Total Current Assets                      916.4         962.4

Property, Plant, and Equipment               6,086.8       6,009.5
 Less reserves for depreciation,
   depletion, and amortization               3,535.0       3,457.8
                                             2,551.8       2,551.7

Investments and Other Assets                   187.7         184.1

                                            $3,655.9      $3,698.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Short-term borrowings and accounts payable $  586.6      $  686.9
 Other current liabilities                     210.8         202.7
     Total Current Liabilities                 797.4         889.6

Long-Term Debt                                 669.8         672.8

Deferred Credits and Reserves                  620.4         592.4

Stockholders' Equity
 Common stock, par value $1 - 150,000,000
   shares authorized, 53,325,576 shares
   issued at 3-31-95 and 53,304,076 shares
   issued at 12-31-94                           53.3          53.3
 Capital in excess of par value                310.2         309.3
 Preferred stock purchase rights                  .5            .5
 Retained earnings                           1,338.4       1,320.3
 Unrealized gain on securities
   available-for-sale                           13.8          11.5
 Common shares in treasury,
   at cost - 1,610,088 shares at 3-31-95
   and 1,610,438 at 12-31-94                   (62.6)        (62.6)
 Deferred compensation                         (85.3)        (88.9)
     Total Stockholders' Equity              1,568.3       1,543.4

                                            $3,655.9      $3,698.2


 The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

 The accompanying notes are an integral part of this statement.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                           Three Months Ended
                                                March 31,
(Millions of dollars)                        1995      1994

Operating Activities
Net income                                 $ 37.7    $ 21.6
Adjustments to reconcile to net cash
 provided by operating activities -
   Depreciation, depletion,
     and amortization                        92.6      83.2
   Deferred income taxes                     15.5      (5.8)
   Provision for reclamation and
     remediation of inactive sites            8.1       2.2
   Noncash items affecting net income        17.4      15.7
   Other net cash provided by (used in)
     operating activities                    26.0     (50.6)
     Net Cash Provided by Operating
       Activities                           197.3      66.3

Investing Activities
Capital expenditures                       (124.4)   (129.4)
Purchase of long-term investments             (.1)    (35.2)
Other investing activities                   34.2      11.1
     Net Cash Used in Investing
       Activities                           (90.3)   (153.5)


Financing Activities
Increase (decrease) in short-term
 borrowings                                 (73.5)    148.9
Repayment of debt                               -     (36.1)
Dividends paid                              (19.6)    (19.6)
Other financing activities                     .9         -
     Net Cash Provided by (Used in)
       Financing Activities                 (92.2)     93.2

Net Increase in Cash and Cash Equivalents    14.8       6.0

Cash and Cash Equivalents at Beginning
 of Period                                   81.7      94.4

Cash and Cash Equivalents at
 End of Period                             $ 96.5    $100.4




The accompanying notes are an integral part of this statement.


              KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1995


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

B. After adding the dilutive effect of the conversion of options to the weighted average number of shares outstanding, the shares used to compute net income per common share were 51,816,492 and 51,731,887 for the three months ended March 31, 1995 and 1994, respectively.

C. The company has entered into various contracts or letters of intent to sell certain refining and marketing assets. The sale of a small refinery was completed in the first quarter of 1995. The sale of other refining and marketing assets are scheduled for closing or are in various stages of negotiations. The company intends to complete its plan to exit the refining and marketing business in 1995; therefore, refining and marketing operations are reported as a discontinued operation. No material gain or loss is expected to result from the disposal of the segment.

    Revenues applicable to the discontinued operations totaled $449.1 million and $461.6 million for the three months ended March 31, 1995 and 1994, respectively. Refining and marketing assets not yet sold are included as part of the appropriate line items in the Consolidated Balance Sheet. Included are accounts receivable of $137.5 million; inventories of $176 million; net property, plant, and equipment of $206.9 million; accounts payable of $127.4 million; and other current liabilities of $39 million.

D. The crude oil and refined petroleum products inventories of the refining and marketing operations are priced at cost under the LIFO method. The carrying values of these inventories under the LIFO method are based on an annual determination of quantities and costs as of the last day of the fiscal year. However, since these inventories are held for sale, the carrying values at March 31, 1995, were based on quantities and costs expected to exist at the date of disposition.

E. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                  Three Months Ended
                                       March 31,
    (Millions of dollars)           1995       1994

    Income taxes                    $2.2      $20.7
    Interest                        23.2       19.5

F. The Kerr-McGee Corporation Employee Stock Ownership Plan (ESOP) was established in 1989. A leveraged employee stock ownership plan, the ESOP invests only in the common stock of the company. Most of the company's employees are eligible to participate in both the ESOP and the Kerr-McGee Savings Investment Plan (SIP). Participants' contributions to the SIP are matched by company contributions to the ESOP. Although the SIP and the ESOP are separate plans, matching contributions to the ESOP are contingent upon participants' contributions to the SIP.

    In 1989, the ESOP purchased 2.7 million shares of the company's common stock at market value. To finance the purchase, the ESOP incurred indebtedness to a group of institutional investors in the aggregate principal amount of $125 million. The borrowings are guaranteed by the company.

    At March 31, 1995 and 1994, the ESOP held company stock as follows:

                                           1995        1994

    Allocated to participants           1,092,019     918,877
    Loan suspense account               1,561,689   1,755,844
    Released but not allocated             51,769       8,704

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

                                 Three Months Ended
                                      March 31,
    (Millions of dollars)          1995      1994

    Total expenses recognized      $3.6      $4.0
    Interest expense
      (included in above total)     2.1       2.2

    The company's total cash contribution to the ESOP for the first quarter of 1995 was $7.3 million, net of $2.1 million for dividends paid on the company's stock held by the ESOP. For the 1994 first quarter, the company's cash contribution was $6.2 million, net of $2 million for dividends.

G. The company held U.S. government obligations and equity securities considered to be available for sale at March 31, 1995 and December 31, 1994. These financial instruments are carried in the Consolidated Balance at fair value, which is based on quoted market prices. The company held no securities classified as held to maturity or trading during the respective periods.
    At March 31, 1995 and December 31, 1994, these financial instruments were as follows:

                                                           March 31, 1995
                                                          Gross Unrealized
                                                Fair        Holding Gains
    (Millions of dollars)            Cost       Value         (Losses)

    Equity Securities               $12.0       $35.1          $23.1
    U.S. Government Obligations
     Maturing within one year        11.0        10.9            (.1)
     Maturing between one
       and four years                18.8        18.1            (.7)

           Total                    $41.8       $64.1          $22.3


                                                          December 31, 1994
                                                          Gross Unrealized
                                                Fair        Holding Gains
    (Millions of dollars)            Cost       Value         (Losses)

    Equity Securities               $12.0       $32.5          $20.1
    U.S. Government Obligations
     Maturing within one year        11.2        11.1            (.1)
     Maturing between one
       and four years                18.9        17.0           (1.9)

           Total                    $42.1       $60.6          $18.5


    Equity securities are carried in the Consolidated Balance Sheet as Investments and Other Assets. U.S. government Obligations are carried as Current Assets or Investments and Other Assets, depending upon their maturity. The change in the equity component for unrealized holding gains and losses, net of income taxes, for the first quarter of 1995 and 1994 was as follows:

                                March 31,      March 31,
    (Millions of dollars)            1995           1994

    Balance, January 1              $11.5          $   -
      Effect of change in
        accounting principle            -           20.3
      Net unrealized holding
        gains (losses)                2.3           (5.6)
    Balance, March 31               $13.8          $14.7

H.  CONTINGENCIES

    West Chicago
    Since August 1979, when the company filed a plan with the Nuclear Regulatory Commission to decommission a former operation in West Chicago, Illinois, the company has been involved in a number of judicial and administrative proceedings. The operation, which was closed in 1973, processed thorium ores, leaving ore residues, process buildings, and equipment with some low-level radioactivity on site. While a number of these proceedings have been settled or resolved, the following discusses the remaining proceedings.

    Decommissioning - Several approvals have been received for the decommissioning process, but a license amendment to decommission has not been issued. The State of Illinois (the State) has jurisdiction over the site and requires offsite disposal of contaminated material. In July 1994, the company, the City of West Chicago, and the State executed a Settlement Agreement (the Agreement) regarding the decommissioning of the closed West Chicago facility. Pursuant to the Agreement, the company leased appropriate support facilities during the summer of 1994 and began shipments of material from the site to a licensed permanent disposal facility in Utah in September 1994.

    Under the Illinois Uranium and Thorium Mill Tailings Control Act (the Act), the company is obligated to pay an annual storage fee of $2.00 per cubic foot of byproduct material located at the former facility. Under the Agreement, the amount of the storage fee paid each year shall not exceed $26 million, and all amounts paid pursuant to the Act are to be reimbursed to the company as decommissioning expenditures are incurred. The company has received reimbursement for all amounts paid under the Act to the State in 1994 and will continue to seek reimbursement for future amounts paid under the Act as decommissioning costs are incurred.

    The aggregate cost to decommission the former facility is difficult to estimate because of the many contingencies, including the terms of the license amendment required to complete the decommissioning process. Decommissioning costs to the company will be reduced by any amounts recovered pursuant to the Energy Policy Act of 1992 (which could total up to $42 million, of which $7 million has been received). It was reported in the most recent Form 10-K that the remaining reserves provided for the cost to decommission the site under the plan proposed by the company were $157 million (before any further recovery under the Energy Policy Act of 1992), payable over the time necessary to relocate the materials, which was estimated at year-end 1994 to be between four and six years.

    Offsite Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and has designated the company as a potentially responsible party in these four areas. The EPA issued a unilateral administrative order for one of these areas (referred to as the residential area), which requires the company to conduct a removal action to excavate contaminated soils and to ship the soil elsewhere for disposal. Without waiving any of its rights or defenses, in May 1995 the company began the cleanup of this site.

    Judicial Proceedings - Several personal injury lawsuits have been filed against the company's wholly owned subsidiary, Kerr-McGee Chemical Corporation, by residents of West Chicago seeking compensation for illnesses allegedly caused by exposure to thorium wastes from the former West Chicago facility. One case was settled in 1994 with a payment by the company. The remaining cases continue in the judiciary process. The company will continue its defense of these cases and its efforts to recover insurance proceeds from policies on the former facility.

    SUMMARY -

    The company's plants and facilities are subject to various environmental laws and regulations. The company has been notified that it may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites
    and former plant sites.    As reported in the most recent Form
    10-K, the remaining reserves provided for the cost to investigate and/or remediate all presently identified sites of former or current operations, including $179 million for the former facility and offsite areas in West Chicago, were $239 million at December 31, 1994. Expenditures through December 31, 1994, totaled $228 million. During the first quarter of 1995, expenditures charged to the reserves totaled $14.4 million and additional provisions for environmental reserves were $9.5 million.

    In addition to the environmental issues previously discussed, the company is also a party to a number of other legal proceedings pending in various courts or agencies in which it or a subsidiary appears as plaintiff or defendant. Because of continually changing laws and regulations, the nature of the company's businesses, and pending legal proceedings, it is not possible to reliably estimate the amount or timing of all future expenditures relating to contingencies. The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. Although management believes, after consultation with general counsel, that adequate reserves have been provided for all known contingencies, it is possible, due to the above-noted uncertainties, additional reserves could be required in the future that could have a material effect on results of operations in a particular quarter or annual period. However, the ultimate resolution of these commitments and contingencies, to the extent not previously provided for, should not have a material adverse effect on the company's financial position.

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition.

Comparison of 1995 Results with 1994 Results

CONSOLIDATED OPERATIONS

First-quarter 1995 income from continuing operations totaled $36.8 million, compared with $6.9 million for the same 1994 period. Net income for the 1995 first quarter totaled $37.7 million, compared with $21.6 million for the same 1994 period.

Operating profit in the 1995 first quarter increased 161% compared with the same 1994 period as results from operations improved for all business units. The improved results were due primarily to higher crude oil and natural gas sales volumes, higher crude oil sales prices, higher pigment sales volumes and prices, lower per-unit coal production costs, and higher coal sales volumes. Partially offsetting were lower natural gas sales prices and lower coal sales prices.

First-quarter 1995 nonoperating expense was $31.1 million, compared with $22.6 million for the 1994 quarter. The increase was due primarily to higher environmental reserve provisions, losses on foreign currency transactions compared with 1994 gains, and higher interest expense.


SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a
discussion of major factors influencing the results of each of the company's business segments for the first quarter of 1995, compared with the same period last year.
                                        Three Months Ended
                                             March 31,
(Millions of dollars)                     1995      1994

Sales
 Exploration and production(1)          $171.5    $144.0
 Chemicals                               193.8     145.3
 Coal                                     86.7      74.0
 Other                                    11.9      10.0
   Total Sales                          $463.9    $373.3

Operating Profit (Loss)
 Exploration and production              $31.9      $4.9
 Chemicals                                31.3      16.9
 Coal                                     17.1      12.6
 Other                                     3.3      (2.4)
   Total Operating Profit                 83.6      32.0
Nonoperating Expense                      31.1      22.6
Income before Discontinued Operations
 and Income Taxes                         52.5       9.4
Provision for Income Taxes                15.7       2.5
Income from Continuing Operations         36.8       6.9
Discontinued Operations, Net of Tax         .9      14.7
Net Income                               $37.7     $21.6

(1)Includes sales of primarily crude oil to discontinued operations in the amount of $37.6 and $34.0 for the three months ended March
31, 1995 and 1994, respectively.

Exploration and Production -

Operating profit for the first quarter of 1995 was $31.9 million, compared with $4.9 million for the same 1994 period. First-quarter 1995 operating profit was up due primarily to higher crude oil and natural gas sales volumes and higher crude oil sales prices, partially offset by lower natural gas sales prices.

Revenues, including sales to discontinued operations, were $171.5 million and $144.0 million for the three months ended March 31, 1995 and 1994, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for the first quarter of 1995 and 1994.

                              Three Months Ended       Percent
                                   March 31,           Increase
                                 1995      1994       (Decrease)

Crude oil sales
 (thousands of bbls/day)
   United States                 30.0      25.5          18
   Canada                         4.7       4.9          (4)
   North Sea                     38.7      31.0          25
   Other international (1)          -       4.0          NM
     Total                       73.4      65.4          12

(1)Sales were from the ABK field in the Arabian Gulf, which was sold in late 1994.

                              Three Months Ended       Percent
                                   March 31,           Increase
                                 1995      1994       (Decrease)

Average crude oil sales price
 (per barrel)
   United States               $15.68    $12.19          29
   Canada                       14.98     11.47          31
   North Sea                    16.11     13.18          22
   Other international              -     13.71          NM
     Average                   $15.86    $12.70          25

Natural gas sold
 (MMCF/day)                       312       264          18

Average natural gas sales
 price (per MCF)                $1.40     $2.04         (31)

Chemicals -

Chemicals' first-quarter 1995 operating profit was $31.3 million on revenues of $193.8 million, compared with operating profit of $16.9 million on revenues of $145.3 million for the same 1994 quarter. Revenues and operating profit improved primarily due to higher pigment sales volumes and prices.

Coal -

First-quarter 1995 operating profit for coal was $17.1 million on revenues of $86.7 million, compared with operating profit of $12.6 million on revenues of $74.0 million for the same 1994 quarter.
The increased revenues resulted from higher sales volumes, partially offset by lower sales prices. Operating profit increased due to higher revenues and lower per-unit production costs.

Nonoperating Expense -

Nonoperating expense was $31.1 million for the first three months of 1995, compared with $22.6 million for the same 1994 period. The increase was principally due to higher environmental reserve provisions, losses on foreign currency transactions compared with 1994 gains, and higher interest expense.

Provision for Income Taxes -

The provision for income taxes was $15.7 million, compared with $2.5 million for the same 1994 period. The increased tax provision was due to higher pretax income and higher effective tax rate.


FINANCIAL CONDITION

At March 31, 1995, the company's net working capital was $119 million, compared with $72.8 million at December 31, 1994. The current ratio was 1.1 to 1 at March 31, 1995, which is unchanged from both December 31, 1994 and March 31, 1994. The company's percentage of total debt to total capitalization was 37% at March 31,1995, compared with 39% at December 31, 1994, and 40% at March 31, 1994.

For the first three months of 1995, net cash provided by operating activities of $197.3 million was comprised principally of net income of $37.7 million; depreciation, depletion, and amortization of $92.6 million; and a decrease in current assets and liabilities, excluding cash and debt, of $45.7 million. Net cash provided by operating activities for the same 1994 period was $66.3 million.

On February 24, 1995, Kerr-McGee China Petroleum Ltd., a wholly owned subsidiary, entered into a revolving credit agreement with various banks to provide borrowings of up to U.S. $105 million at a rate equal to the Singapore Interbank Offered Rate plus 1/4% through February 24, 1998. The agreement requires that the amount outstanding on the termination date be paid in full on that date. The company is the guarantor of the agreement. No amount was outstanding under the agreement at March 31, 1995.

The company had unused lines of credit and revolving credit facilities of $565 million at March 31, 1995. Of this amount, $250 million and $179 million can be used to support commercial paper borrowings of Kerr-McGee Credit Corporation and Kerr-McGee (U.K.)
PLC, respectively.

First-quarter 1995 cash capital expenditures totaled $124.4 million, compared with $129.4 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico, North Sea, and offshore China, were 81% of the 1995 amount. Chemicals expenditures were 10% of the total. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective long- and/or short-term borrowings.

The company has adopted a plan to dispose of its refining and marketing assets and exit this business. Accordingly, the company is reporting refining and marketing as a discontinued operation. The company has sold the Cotton Valley, Louisiana, refinery and Cato Oil and Grease Company. Additionally, the company has signed letters of intent for the sale of the Corpus Christi, Texas, and Wynnewood, Oklahoma, refineries, the pipeline gathering system associated with the Wynnewood refinery, most of the retail service stations, and several of the terminals, including the high volume Sewaren, New Jersey, facility, all of which represent most of the refining and marketing assets.


                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

  Region Six of the United States Environmental Protection Agency
  (EPA) and Kerr-McGee Refining Corporation (KMRC), a wholly owned subsidiary of the Company, are finalizing negotiations regarding the findings of an inspection of the refinery in Wynnewood, Oklahoma, in May 1992. KMRC anticipates the issuance of a Consent Agreement and Consent Order providing for monetary sanctions of $150,000.

  The company continues its efforts to obtain the necessary approvals to decommission a facility located in West Chicago, Illinois, which processed thorium ores and was closed in 1973. Currently the State of Illinois has jurisdiction of this site, and the company has agreed to offsite disposal of the waste material.

  Reference is made to the West Chicago matter on page 24 of the company's Form 10-K for the year ended December 31, 1994. For the report on the current status of this matter, reference is made to Note H to the Consolidated Financial Statements beginning on page 7 of this Form 10-Q.


Item 4.  Submission of Matters to a Vote of Security Holders.

  (a)    The 1995 annual meeting of stockholders was held on May
         9, 1995.

  (b) The following matters were voted upon at the annual meeting:

     (1) Following are the directors elected at the 1995 annual meeting and the tabulation of votes related to each nominee.
                                                          Votes
                                  Affirmative            Withheld

         Bennett E. Bidwell       43,230,357             799,900
         Earnest H. Clark, Jr.    43,227,269             802,988
         Luke R. Corbett          43,232,760             797,497
         Martin C. Jischke        43,258,865             771,392
         Robert S. Kerr, Jr.      43,290,600             739,657
         Frank A. McPherson       43,233,949             796,308
         William C. Morris        43,303,944             726,313
         John J. Murphy           43,250,083             780,174
         John J. Nevin            43,274,326             755,931
         Farah M. Walters         43,221,354             808,903

     (2) The stockholders ratified the appointment of Arthur
         Andersen LLP as independent public accountants for 1995.
         Affirmative votes were 43,328,870; negative votes were 634,486; and abstentions were 66,901.

     (3) The stockholders approved the Long Term Incentive
         Program, as amended and restated effective May 9, 1995.
         Affirmative votes were 37,598,090; negative votes were 5,749,596; and abstentions were 682,571.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibits -

         Exhibit No.

         4.2 The company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the $105 million Credit Agreement dated February 24, 1995, among Kerr-McGee China Petroleum Ltd. and various banks providing for revolving credit through February 24, 1998.

        10.5   The Long Term Incentive Program, as Amended and
               Restated effective May 9, 1995.


  (b)  Reports on Form 8-K

     None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          KERR-McGEE CORPORATION


Date May 12, 1995            By:  (John M. Rauh)
                                  John M. Rauh
                                  Vice President and Controller
                                  and Chief Accounting Officer