Form 10-Q/A
period 1995-03-31
KERR MCGEE CORP
filed 1995-05-15
CIK 55458

FORM 10-Q/A
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


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



This amended filing is submitted soley to correct on error made in the Exhibit-27 Financial Data Schedule submitted in the original
10-Q filing.


                        PART II - OTHER INFORMATION


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

        27.0  Financial Data Schedule


  (b)  Reports on Form 8-K

     None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          KERR-McGEE CORPORATION


Date May 15, 1995            By:  (John M. Rauh)
                                  John M. Rauh
                                  Vice President and Controller
                                  and Chief Accounting Officer