Form 10-Q
period 1995-06-30
KERR MCGEE CORP
filed 1995-08-14
CIK 55458

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1995

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

                    Yes   X        No

Number of shares of common stock, $1.00 par value, outstanding as of July 31, 1995:  51,837,329

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                                Three Months Ended   Six Months Ended
(Millions of dollars,                June 30,            June 30,
except per-share amounts)          1995      1994      1995      1994

Sales                            $456.7    $420.7    $920.6    $794.0

Costs and Expenses
 Costs and operating
   expenses                       249.8     242.8     504.3     462.1
 Selling, general, and
   administrative expenses         20.8      22.2      39.1      42.8
 Depreciation and depletion        77.0      74.9     157.5     147.2
 Exploration, including dry holes
   and amortization of
   undeveloped leases              22.6      19.4      43.8      42.5
 Provisions for environmental
   reclamation and remediation
   of inactive sites                6.5       2.5      14.6       4.7
 Taxes, other than income taxes    17.2      17.3      33.2      35.8
 Interest and debt expense         16.3      14.0      34.9      26.8
   Total Costs and Expenses       410.2     393.1     827.4     761.9

                                   46.5      27.6      93.2      32.1
Other Income                        3.2       2.3       9.0       7.2

Income from Continuing Operations
 before Income Taxes               49.7      29.9     102.2      39.3
Provision for Income Taxes         14.5       9.6      30.2      12.1

Income from Continuing
 Operations                        35.2      20.3      72.0      27.2

Income from Discontinued Operations
 (net of provision for income
 taxes of $5.9 and $6.3 for the
 second quarter of 1995 and 1994,
 respectively, and $6.4 and $14.5
 for the first six months of
 1995 and 1994, respectively)       9.5      10.1      10.4      24.8

Net Income                        $44.7     $30.4     $82.4     $52.0

Net Income per Common Share
 Continuing operations             $.68      $.39     $1.39      $.52
 Discontinued operations            .18       .19       .20       .48

   Total                           $.86      $.58     $1.59     $1.00

Cash Dividends Declared per
 Common Share                      $.38      $.38      $.76      $.76

Average Number of Shares
 Outstanding (thousands)         51,786    51,659    51,746    51,658

The accompanying notes are an integral part of this statement.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                         June 30,       Dec. 31,
(Millions of dollars)                        1995           1994

ASSETS
Current Assets
 Cash                                       $84.0          $81.7
 Notes and accounts receivable              406.4          421.7
 Inventories                                326.6          398.7
 Deposits and prepaid expenses               48.1           60.3
     Total Current Assets                   865.1          962.4

Property, Plant, and Equipment            6,190.7        6,009.5
 Less reserves for depreciation,
 depletion, and amortization              3,596.3        3,457.8
                                          2,594.4        2,551.7

Investments and Other Assets                198.0          184.1

                                         $3,657.5       $3,698.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Short-term borrowings and accounts
   payable                                 $532.1         $686.9
 Other current liabilities                  212.5          202.7
     Total Current Liabilities              744.6          889.6

Long-Term Debt                              661.0          672.8

Deferred Credits and Other Liabilities      650.6          592.4

Stockholders' Equity
 Common stock, par value $1 -
   150,000,000 shares authorized,
   53,435,099 shares issued at
   6-30-95 and 53,304,076 at
   12-31-94                                  53.4           53.3
 Capital in excess of par value             314.9          309.3
 Preferred stock purchase rights               .5             .5
 Retained earnings                        1,363.4        1,320.3
 Unrealized gain on securities
   available-for-sale                        17.0           11.5
 Common shares in treasury, at cost -
   1,610,088 shares at 6-30-95
   and 1,610,438 at 12-31-94                (62.6)         (62.6)
 Deferred compensation                      (85.3)         (88.9)
     Total Stockholders' Equity           1,601.3        1,543.4

                                         $3,657.5       $3,698.2


The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

The accompanying notes are an integral part of this balance sheet.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                   Six Months Ended
                                                       June 30,
(Millions of dollars)                             1995           1994

Operating Activities
Net income                                       $82.4          $52.0
Adjustments to reconcile to net cash
 provided by operating activities -
   Depreciation, depletion,
     and amortization                            179.8          169.6
   Deferred income taxes                          17.4           (1.6)
   Provision for reclamation and
     remediation of inactive sites                14.6            4.7
   Noncash items affecting net income             30.4           30.8
   Other net cash provided by
     (used in) operating activities                2.8         (114.1)
         Net Cash Provided by Operating
           Activities                            327.4          141.4

Investing Activities
Capital expenditures                            (259.5)        (203.3)
Purchase of long-term investments                  (.8)         (35.3)
Proceeds from sales of refining
 and marketing assets                             79.9              -
Other investing activities                        18.4           28.8
         Net Cash Used in Investing
           Activities                           (162.0)        (209.8)

Financing Activities
Increase (decrease) in short-term
 borrowings                                     (118.3)         186.8
Repayment of debt                                (11.3)         (47.4)
Dividends paid                                   (39.3)         (39.3)
Other financing activities                         5.8             .1
         Net Cash Provided by (Used in)
           Financing Activities                 (163.1)         100.2

Net Increase in Cash and Cash Equivalents          2.3           31.8

Cash and Cash Equivalents at Beginning
  of Period                                       81.7           94.4

Cash and Cash Equivalents at End of Period       $84.0         $126.2


The accompanying notes are an integral part of this statement.

              KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995


A. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regula-tions, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

B. After adding the dilutive effect of the conversion of options to the weighted average number of shares outstanding, the shares used to compute net income per common share were 51,974,852 and 51,727,196 for the three months ended June 30, 1995 and 1994, respectively, and 51,884,476 and 51,727,879 for the six months ended June 30, 1995 and 1994, respectively.

C. The company has entered into various contracts or letters of intent to sell its refining and marketing assets. The sale of a small refinery was completed in the first quarter of 1995.
    The sale of a lubricating oil and grease operation and the Residuum Oil and Supercritical Extraction (ROSE [registered trademark]) process was completed in the second quarter of 1995.
    Sales of refineries at Corpus Christi, Texas, and Wynnewood, Oklahoma, and a pipeline gathering system in Oklahoma were completed in early August. The sales of the remaining refining and marketing assets are scheduled for closing or are in various stages of negotiations. The company intends to complete its plan to exit the refining and marketing business in 1995; therefore, refining and marketing operations are reported as a discontinued operation. No material gain or loss is expected to result from the disposal of the segment.

    Revenues applicable to the discontinued operations totaled $464.6 million and $486.2 million for the three months ended June 30, 1995 and 1994, respectively, and $913.8 million and $947.8 million for the six months ended June 30, 1995 and 1994, respectively. Refining and marketing assets not yet sold are included as part of the appropriate line items in the Consolidated Balance Sheet. Included at June 30, 1995, are accounts receivable of $123.1 million; inventories of $148.4 million; net property, plant, and equipment of $194.5 million; accounts payable of $100.4 million; and other current liabilities of $31.3 million.

D. The crude oil and refined petroleum products inventories of the refining and marketing operations are priced at cost under the LIFO method. The carrying values of these inventories under the LIFO method are based on an annual determination of quantities and costs as of the last day of the fiscal year. However, since these inventories are held for sale, the carrying values at June 30, 1995, were based on quantities and costs expected to exist at the anticipated date of disposition.

E. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                    Six Months Ended
                                        June 30,
    (Millions of dollars)          1995           1994

    Income taxes                  $17.5          $33.6
    Interest                       37.5           38.7

F.  CONTINGENCIES

    West Chicago -

    Since August 1979, when the company's wholly owned subsidiary, Kerr-McGee Chemical Corporation (KMCC) filed a plan with the Nuclear Regulatory Commission to decommission a former operation in West Chicago, Illinois, KMCC has been involved in a number of related judicial and administrative proceedings. The operation, which was closed in 1973, processed thorium ores, leaving ore residues, process buildings, and equipment with some low-level radioactivity on site. While a number of these proceedings have been settled or resolved, the following discusses the remaining proceedings.

    Decommissioning - Several approvals have been received for the decommissioning process, but a license amendment to decommission has not been issued. The State of Illinois (the State) has jurisdiction over the site and requires offsite disposal of contaminated material. In July 1994, KMCC, the City of West Chicago, and the State executed a Settlement Agreement (the Agreement) regarding the decommissioning of the closed West Chicago facility. Pursuant to the Agreement, KMCC built or leased appropriate support facilities during the summer of 1994 and began shipments of material from the site to a licensed permanent disposal facility in Utah in September 1994.

    Under the Illinois Uranium and Thorium Mill Tailings Control Act (the Act), KMCC is obligated to pay an annual storage fee of $2.00 per cubic foot of byproduct material located at the former facility. Under the Agreement, the amount of the storage fee paid each year shall not exceed $26 million, and all amounts paid pursuant to the Act are to be reimbursed to KMCC as decommissioning expenditures are incurred. KMCC has received reimbursement for all amounts paid under the Act to the State through June 30, 1995, and will continue to seek reimbursement for future amounts paid under the Act as decommissioning costs are incurred.

    The aggregate cost to decommission the former facility is difficult to estimate because of the many contingencies, including the terms of the license amendment required to complete the decommissioning process. Decommissioning costs to KMCC will be reduced by any amounts recovered pursuant to the Energy Policy Act of 1992 (which could total up to $42 million, of which $7 million has been received). At December 31, 1994, reserves provided for the cost to decommission the site under the plan proposed by KMCC were $157 million (before any further recovery under the Energy Policy Act of 1992), payable over the time necessary to relocate the materials, which was estimated at year-end 1994 to be between four and six years. During the first six months of 1995, additional reserve provisions totaled $7 million.

    Offsite Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and has designated KMCC as a potentially responsible party in these four areas. The EPA issued a unilateral administrative order for one of these areas (referred to as the residential area), which requires KMCC to conduct a removal action to excavate contaminated soils and to ship the soil elsewhere for disposal. At December 31, 1994, the estimated cost to clean up the residential area was $22 million. Without waiving any of its rights or defenses, in May 1995 KMCC began the cleanup of this site.

    Judicial Proceedings - Several personal injury lawsuits have been filed against KMCC by residents of West Chicago seeking compensation for illnesses allegedly caused by exposure to thorium wastes from the former West Chicago facility. One case was settled in 1994 with a payment by KMCC. The remaining cases continue in the judiciary process. KMCC will continue its defense of these cases and its efforts to recover insurance proceeds from policies on the former facility.

    Summary -

    The plants and facilities of the company and its subsidiaries are subject to various environmental laws and regulations.
    The company or its subsidiaries have been notified that they may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites and former plant sites. As reported in the most recent 10-K, the company or its subsidiaries have spent $228 million on remediation and clean-up through December 31, 1994. Additionally, the remaining reserves provided for the cost to investigate and/or remediate all presently identified sites of former or current operations were $239 million at December 31, 1994, which total includes $179 million for the former KMCC facility and offsite areas in West Chicago. During the first six months of 1995, expenditures charged to the reserves totaled $23 million and additional provisions for environmental reserves were $16 million.

    In addition to the environmental issues previously discussed, the company or its subsidiaries are also a party to a number of other legal proceedings pending in various courts or agencies in which the company or a subsidiary appears as plaintiff or defendant. Because of continually changing laws and regulations, the nature of the company's businesses, and pending legal proceedings, it is not possible to reliably estimate the amount or timing of all future expenditures relating to contingencies. The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. Although management believes, after consultation with general counsel, that adequate reserves have been provided for all known contingencies, it is possible, due to the above-noted uncertainties, additional reserves could be required in the future that could have a material effect on results of operations in a particular quarter or annual period. However, the ultimate resolution of these commitments and contingencies, to the extent not previously provided for, should not have a material adverse effect on the company's financial position.


Item 2. Management's Discussion and Analysis of Results of Opera-tions and Financial Condition.


COMPARISON OF 1995 RESULTS WITH 1994 RESULTS

CONSOLIDATED OPERATIONS

Income from continuing operations for the 1995 second quarter totaled $35.2 million, compared with $20.3 million for the same 1994 period. For the first six months of 1995, income from continuing operations was $72 million, up from $27.2 million for the 1994 period.

Second-quarter 1995 net income totaled $44.7 million, compared with $30.4 million for the same 1994 period. For the first six months of 1995, net income totaled $82.4 million, compared with $52 million for the same 1994 period.

Compared with the same 1994 periods, operating profit for the quarter and six months ended June 30, 1995, was higher for all business units. The improved results for both periods reflect higher crude oil sales prices and volumes, higher natural gas sales volumes, higher sales prices for titanium dioxide pigment and higher coal sales volumes. Partially offsetting were lower natural gas sales prices and higher exploration costs.

Second-quarter 1995 nonoperating expense was $30.5 million, compared with $28.2 million for the 1994 quarter. For the six months of 1995, nonoperating expense was $61.6 million, compared with $50.8 million for the same 1994 period. The increase in both periods was due primarily to higher environmental provisions.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the second quarter and first six months of 1995, compared with the same periods last year.

                                 Three Months Ended   Six Months Ended
                                      June 30,            June 30,
(Millions of dollars)              1995      1994      1995      1994

Sales
 Exploration and production(1)   $170.4    $158.9    $341.9    $302.9
 Chemicals                        183.7     174.3     377.5     319.6
 Coal                              87.9      76.4     174.6     150.4
 Other                             14.7      11.1      26.6      21.1
   Total Sales                   $456.7    $420.7    $920.6    $794.0

Operating Profit (Loss)
 Exploration and production       $27.4     $17.9     $59.3     $22.8
 Chemicals                         33.7      26.9      65.0      43.8
 Coal                              15.9      12.9      33.0      25.5
 Other                              3.2        .4       6.5      (2.0)
   Total Operating Profit          80.2      58.1     163.8      90.1
Nonoperating Expense               30.5      28.2      61.6      50.8
Provision for Income Taxes         14.5       9.6      30.2      12.1
Income from Continuing Operations  35.2      20.3      72.0      27.2
Discontinued Operations,
  Net of Tax                        9.5      10.1      10.4      24.8
Net Income                        $44.7     $30.4     $82.4     $52.0


(1)Includes sales of primarily crude oil to discontinued operations in the amount of $48.7 and $42.1 for the three months ended June 30, 1995 and 1994, respectively, and $86.3 and $76.1 for the six months ended June 30, 1995 and 1994, respectively.

Exploration and Production -

Operating profit for the second quarter of 1995 was $27.4 million, compared with $17.9 million for the same 1994 period. Operating profit for the first six months of 1995 and 1994 was $59.3 million and $22.8 million, respectively. The increased operating profit for both periods was due primarily to higher crude oil sales prices and volumes and higher natural gas sales volumes. These increases were partially offset by lower natural gas sales prices and higher exploration costs.

Revenues, including sales to the discontinued refining and marketing operations, were $170.4 million and $158.9 million for the three months ended June 30, 1995 and 1994, respectively, and $341.9 million and $302.9 million for the first six months of 1995 and 1994, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the second quarter and first six months of 1995 and 1994.

                                      Three Months Ended   Percent
                                           June 30,        Increase
                                        1995      1994     (Decrease)

Crude oil sales
 (thousands of bbls/day)
   United States                        29.0      26.4        10
   Canada                                4.5       4.4         2
   North Sea                            36.3      28.8        26
   Other international(1)                  -       4.3        NM
     Total                              69.8      63.9         9

Average crude oil sales price
 (per barrel)
   United States                      $16.14    $15.07         7
   Canada                              16.28     14.04        16
   North Sea                           17.28     15.30        13
   Other international(1)                  -     14.94        NM
     Average                          $16.74    $15.09        11

Natural gas sold (MMCF/day)              290       266         9

Average natural gas sales price
 (per MCF)                             $1.51     $1.83       (17)


                                       Six Months Ended    Percent
                                           June 30,        Increase
                                        1995      1994     (Decrease)

Crude oil sales
 (thousands of bbls/day)
   United States                        29.5      25.9        14
   Canada                                4.6       4.7        (2)
   North Sea                            37.5      29.9        25
   Other international(1)                  -       4.1        NM
     Total                              71.6      64.6        11

Average crude oil sales price
 (per barrel)
   United States                      $15.90    $13.66        16
   Canada                              15.62     12.69        23
   North Sea                           16.68     14.21        17
   Other international(1)                  -     14.36        NM
     Average                          $16.29    $13.89        17

Natural gas sold (MMCF/day)              301       265        14

Average natural gas sales price
 (per MCF)                             $1.45     $1.93       (25)

(1)Sales were from ABK field in Arabian Gulf, which was sold in late 1994.


Chemicals -

Second-quarter 1995 operating profit was $33.7 million on revenues of $183.7 million, compared with operating profit of $26.9 million on revenues of $174.3 million for the same period last year. For the first six months of 1995 and 1994, operating profit was $65 million and $43.8 million, respectively, on revenues of $377.5 million and $319.6 million, respectively. Revenues for both 1995 periods increased due principally to higher sales prices for titanium dioxide pigment. Operating profit for both 1995 periods increased due principally to higher revenues.


Coal -

Second-quarter 1995 operating profit was $15.9 million on revenues of $87.9 million, compared with $12.9 million on revenues of $76.4 million for the same 1994 quarter. For the first six months of 1995, operating profit was $33 million, compared with $25.5 million last year. Revenues were $174.6 million and $150.4 million for the first six months of 1995 and 1994, respectively. Revenues for the second quarter and the first six months of 1995 increased due to higher sales volumes, partially offset by lower sales prices. Operating profit increased due to the higher revenues and lower per-unit production costs.


Nonoperating Expense -

For a discussion of variances in  nonoperating expenses, see
Consolidated Operations discussion on page 7.


Provisions for Income Taxes -

The provision for income taxes was $14.5 million and $30.2 million for the second quarter and first six months of 1995, respectively, compared with $9.6 million and $12.1 million for the respective 1994 periods. The increased tax provision for both periods was due primarily to higher pretax income.


FINANCIAL CONDITION

At June 30, 1995, the company's net working capital position was $120.5 million, compared with $72.8 million at December 31, 1994. The current ratio was 1.2 to 1 at June 30, 1995, compared with 1.1 to 1 at both December 31, 1994, and June 30, 1994. The company's percentage of total debt to total capitalization was 35% at June 30, 1995, compared with 39% at December 31, 1994, and 40% at June 30, 1994.

For the first six months of 1995, net cash provided by operating activities was $327.4, compared with $141.4 for the same 1994 period. The increase was due principally to lower refining and marketing inventories, compared with increased 1994 inventories for refining and marketing. The 1995 amount was comprised principally of net income of $82.4 million; depreciation, depletion, and amortization of $179.8; and a net decrease in current assets and liabilities, excluding cash and debt, of $40 million.

The company had unused lines of credit and revolving credit facilities of $644 million at June 30, 1995. Of this amount, $295 million and $200 million can be used to support commercial paper borrowings of Kerr-McGee Credit Corporation and Kerr-McGee (U.K.)
PLC, respectively.

Cash capital expenditures for the first half of 1995 totaled $259.5 million, compared with $203.3 million for the same 1994 period. This 28% increase was related principally to continued investments in offshore China projects and domestic lease acquisitions. Exploration and production expenditures were 84% of the 1995 amount. Chemicals expenditures were 9% of the total. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective long- and/or short-term borrowings.

See Item 5, "Other Events," for a discussion of the sales of the discontinued refining and marketing operations.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

    As previously reported, Region Six of the United States Environmental Protection Agency (EPA) conducted an inspection in May 1992 of the refinery in Wynnewood, Oklahoma.
    Following negotiations, Kerr-McGee Refining Corporation (KMRC) transmitted payment of $150,000 on July 17, 1995, for monetary sanctions imposed pursuant to a Consent Agreement and Consent Order issued by the EPA. The refinery, which was sold on August 1, 1995, was owned by KMRC, a wholly owned subsidiary of the company.

    Reference is made to the West Chicago matter on page 24 of the company's Form 10-K for the year ended December 31, 1994. For the report on the current status of this matter, reference is made to Note F to the Consolidated Statements beginning on page 6 of this Form 10-Q.

Item 5.  Other Events

    The company is in the process of disposing of its refining and marketing assets and plans to exit the business by the end of the year. The refining and marketing operations are being reported as a discontinued segment. In connection therewith, the following sales have been completed:

         During the first quarter of 1995, the company sold substantially all of the assets of the Cotton Valley, Louisiana, refinery to Calumet Lubricants Company, L.P. Completed during the second 1995 quarter was the sale of the Residuum Oil and Supercritical Extraction (ROSE [registered trademark]) process to M. W. Kellogg Company. On May 1, 1995, the company sold substantially all the assets of its Oklahoma City-based Cato Oil and Grease Co. to CITGO Petroleum Corporation. In early August 1995, the company sold its Wynnewood, Oklahoma, refinery to Gary-Williams Energy Corporation and the pipeline gathering system associated with the Wynnewood refinery to NGC Oil Trading and Transportation, Inc. On August 8, 1995, the company sold substantially all of the assets of the Corpus Christi, Texas, refinery to Koch Refining Company, L.P. and Koch Exploration Company. Additionally, certain inventories were liquidated in connection with these asset sales.

    To date, the company has received aggregate proceeds of approximately $325 million. Sales contracts or letters of intent have been signed on most of the other refining and marketing assets.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         27.0 Financial Data Schedule

    (b)  Reports on Form 8-K

         None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          KERR-McGEE CORPORATION


Date:  August 14, 1995       By:  (JOHN M. RAUH)
                                  John M. Rauh
                                  Vice President and Controller
                                  and Chief Accounting Officer