Form 10-Q
period 1995-09-30
KERR MCGEE CORP
filed 1995-11-14
CIK 55458

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1995

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

                          Yes   X        No

Number of shares of common stock, $1.00 par value, outstanding as of October 31, 1995:  51,599,959

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                                 Three Months Ended  Nine Months Ended
(Millions of dollars,               September 30,      September 30,
except per-share amounts)          1995      1994      1995      1994

Sales                           $ 456.0  $  408.4  $1,376.6  $1,202.4

Costs and Expenses
 Costs and operating expenses     260.1     228.8     764.4     690.9
 Selling, general, and
   administrative expenses         19.7      28.0      58.8      70.8
 Depreciation and depletion        83.5      75.1     241.0     222.3
 Asset impairment                 227.4         -     227.4         -
 Exploration, including dry holes
   and amortization of
   undeveloped leases              31.0      15.8      74.8      58.3
 Provisions for environmental
   reclamation and remediation
   of inactive sites               27.5       4.9      42.1       9.6
 Taxes, other than income taxes    16.0      14.4      49.2      50.2
 Interest and debt expense         13.5      14.8      48.4      41.6
   Total Costs and Expenses       678.7     381.8   1,506.1   1,143.7

                                 (222.7)     26.6    (129.5)     58.7
Other Income                        2.4       3.5      11.4      10.7

Income (Loss) from Continuing
 Operations before Income Taxes  (220.3)     30.1    (118.1)     69.4
Provision (Benefit) for
 Income Taxes                     (87.4)      9.5     (57.2)     21.6

Income (Loss) from Continuing
 Operations                      (132.9)     20.6     (60.9)     47.8

Income (Loss) from Discontinued
 Operations
   [net of provision (benefit)
   for income taxes of $(5.9)
   and $(1.2) for the third
   quarter of 1995 and 1994,
   respectively, and NIL and
   $13.3 for the first nine
   months of 1995 and 1994,
   respectively]                  (10.2)     (2.9)       .2      21.9

Net Income (Loss)               $(143.1)   $ 17.7  $  (60.7) $   69.7

Net Income (Loss) per
 Common Share
   Continuing operations        $ (2.56)   $  .40  $  (1.17) $    .92
   Discontinued operations         (.20)     (.05)        -       .43

     Total                      $ (2.76)   $  .35  $  (1.17) $   1.35

Cash Dividends Declared
 per Common Share               $   .38    $  .38  $   1.14  $   1.14
Average Number of Shares
 Outstanding (thousands)         51,858    51,667    51,783    51,661

 The accompanying notes are an integral part of this statement.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                         Sept. 30,       Dec. 31,
(Millions of dollars)                         1995           1994

ASSETS
Current Assets
 Cash                                     $  102.2       $   81.7
 Notes and accounts receivable               412.4          421.7
 Inventories                                 221.1          398.7
 Deposits and prepaid expenses                62.6           60.3
     Total Current Assets                    798.3          962.4

Property, Plant, and Equipment, net        2,210.7        2,551.7

Investments and Other Assets                 197.4          184.1

                                          $3,206.4       $3,698.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Short-term borrowings and
   accounts payable                       $  403.0       $  686.9
 Other current liabilities                   190.6          202.7
     Total Current Liabilities               593.6          889.6

Long-Term Debt                               576.8          672.8

Deferred Credits and Other Liabilities       586.3          592.4

Stockholders' Equity
 Common stock, par value $1 - 150,000,000
   shares authorized, 53,485,583 shares
   issued at 9-30-95 and 53,304,076
   at 12-31-94                                53.5           53.3
 Capital in excess of par value              317.0          309.3
 Preferred stock purchase rights                .5             .5
 Retained earnings                         1,200.5        1,320.3
 Unrealized gain on securities
   available-for-sale                         22.1           11.5
 Common shares in treasury, at
   cost - 1,610,090 shares at
     9-30-95 and 1,610,438 at 12-31-94       (62.6)         (62.6)
 Deferred compensation                       (81.3)         (88.9)
     Total Stockholders' Equity            1,449.7        1,543.4

                                          $3,206.4       $3,698.2


The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

 The accompanying notes are an integral part of this balance sheet.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                          Nine Months Ended September 30,
(Millions of dollars)                             1995              1994

Operating Activities
Net income (Loss)                               $(60.7)           $ 69.7
Adjustments to reconcile to net
 cash provided by operating activities -
   Depreciation, depletion, and
     amortization                                269.0             255.5
   Deferred income taxes                         (65.5)              1.4
   Gain on sale of refining and
     marketing operations                         (1.7)                -
   Asset impairment                              227.4                 -
   Provision for environmental reclamation
     and remediation of inactive sites            53.6               9.6
   Noncash items affecting net income             50.6              52.4
   Other net cash used in operating
     activities                                 (136.1)           (122.4)
       Net Cash Provided by Operating
         Activities                              336.6             266.2

Investing Activities
Capital expenditures                            (369.1)           (309.5)
Proceeds from sale of refining and
 marketing operations                            386.1                 -
Purchase of long-term investments                 (7.6)            (35.3)
Other investing activities                        35.9              45.8
       Net Cash Provided by (Used in)
         Investing Activities                     45.3            (299.0)

Financing Activities
Increase (decrease) in short-term
 borrowings                                     (219.9)            141.8
Repayment of long-term debt                      (90.4)            (47.4)
Dividends paid                                   (59.0)            (58.8)
Other financing activities                         7.9                .4
       Net Cash Provided by (Used in)
         Financing Activities                   (361.4)             36.0

Net Increase in Cash and Cash Equivalents         20.5               3.2

Cash and Cash Equivalents at Beginning
 of Period                                        81.7              94.4

Cash and Cash Equivalents at End of Period      $102.2            $ 97.6


The accompanying notes are an integral part of this statement.

              KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995

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

B. After adding the dilutive effect of the conversion of options to the weighted average number of shares outstanding, the shares used to compute net income per common share were 52,089,204 and 51,785,493 for the three months ended September 30, 1995 and 1994, respectively, and 51,947,026 and 51,740,673 for the nine months ended September 30, 1995 and 1994, respectively.

C. The company has entered into various contracts or letters of intent to sell its refining and marketing assets. The sale of a small refinery was completed in the first quarter of 1995.
    The sale of a lubricating oil and grease operation and the Residuum Oil and Supercritical Extraction (ROSE(registered trademark)) process was completed in the second quarter of 1995. Sales of refineries at Corpus Christi, Texas, and Wynnewood, Oklahoma, a pipeline gathering system in Oklahoma, and most of the company-operated retail service stations were completed in the third quarter of 1995. The sales of the remaining refining and marketing assets are scheduled for closing or are in various stages of negotiation. The company intends to complete its plan to exit the refining and marketing business in 1995;
    therefore, refining and marketing operations are reported as a discontinued operation. No material gain or loss will result from the disposal of the segment.

    Revenues applicable to the discontinued operations totaled $174.5 million and $490.6 million for the three months ended September 30, 1995 and 1994, respectively, and $1.1 billion and $1.4 billion for the nine months ended September 30, 1995 and 1994, respectively. Refining and marketing assets not yet sold are included as part of the appropriate line items in the Consolidated Balance Sheet. Included at September 30, 1995, are accounts and notes receivable of $88.8 million; inventories of $21.6 million; net property, plant, and equipment of $35.8 million; accounts payable of $41.2 million; and other current liabilities of $26.1 million.

D. The crude oil and refined petroleum products inventories of the remaining refining and marketing operations are priced at cost under the LIFO method. The carrying values of these inventories under the LIFO method are based on an annual determination of quantities and costs as of the last day of the fiscal year. However, since these inventories are held for sale, the carrying values at September 30, 1995, were based on quantities and costs expected to exist at the anticipated date of disposition.

E. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                         Nine Months Ended
                                           September 30,
    (Millions of dollars)                1995        1994

    Income taxes                        $47.3       $37.5
    Interest                             51.3        53.3

F. On September 12, 1995, the company announced certain actions by its board of directors, including an increase in the quarterly dividend payable on January 2, 1996, from $.38 per share to $.41 per share. Additionally, management was authorized to purchase from time to time company stock of up to $300 million or approximately 10% of the currently outstanding shares at market prices.

G. The company adopted the provisions of the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," during the third 1995 quarter. In conjunction with the adoption of this statement, the company now evaluates impairment of its proved oil and gas assets on a field-by-field basis rather than the previously used area-of-interest basis. Chemical, coal, and other assets are evaluated on an individual asset basis or logical groupings of assets.

    As a result of this change in accounting principle, certain oil and gas fields in the United States and Canada and certain coal and other assets were deemed to be impaired because the assets are not expected to recover their entire carrying value through future cash flows. The write-down amount, totaling $123.6 million and included in the income statement caption "Asset Impairment," was determined as the difference between the carrying value and the estimated fair value. The fair value for these impaired assets was generally determined based on the estimated present value of future cash flows. The asset impairment by segment was $99.6 million for exploration and production, $22.9 million for coal, and $1.1 million for other.

    During the third quarter of 1995, the company's exploration and production operating unit announced a divestiture and restructuring program. Included in this program are a number of crude oil and natural gas properties that are considered nonstrategic. The majority of these properties are located onshore in the United States; however, certain of these properties are located in the Gulf of Mexico, Canada, and the North Sea. These properties constitute approximately 10% of the company's oil and gas reserves, account for 10% of the current oil and gas production volumes and 5% of the company's annual cash flow, and are expected to be sold or abandoned by the end of 1996. The carrying value of these assets totaled $172.2 million prior to the write-down discussed in the following paragraph.

    As a result of the divestiture program, these nonstrategic oil and gas properties have been written down to their estimated fair value less the cost to sell if the carrying value of the property exceeded such fair value net of the estimated cost of selling the property. The write-down on the properties for which a loss was indicated totaled $103.8 million and has been included in the income statement as part of the expense caption "Asset Impairment."

    In connection with the divestiture program, the exploration and production operating unit has implemented a restructuring program to reorganize its administrative and operating func-tions. As a result of this restructuring program, it is expected that approximately 120 employees will be terminated during the remainder of 1995 or in 1996. The company accrued a total of $6.2 million for future compensation, outplacement, and the cost of special termination benefits for retiring employees to be paid from retirement assets.

H.  CONTINGENCIES

    West Chicago -

    Since August 1979, when the company's wholly owned subsidiary, Kerr-McGee Chemical Corporation (KMCC), filed a plan with the Nuclear Regulatory Commission to decommission a former operation in West Chicago, Illinois, KMCC has been involved in a number of related judicial and administrative proceedings. The operation, which was closed in 1973, processed thorium ores, leaving ore residues, process buildings, and equipment with some low-level radioactivity on site. While a number of these proceedings have been settled or resolved, the following discusses the remaining proceedings.

    Decommissioning - Several approvals have been received for the decommissioning process, but a license amendment to decommission has not been issued by the State of Illinois (the State). The State has jurisdiction over the site and requires offsite disposal of contaminated material. In July 1994, KMCC, the City of West Chicago, and the State executed a Settlement Agreement (the Agreement) regarding the decommissioning of the closed West Chicago facility. Pursuant to the Agreement, KMCC built or leased appropriate support facilities during the summer of 1994 and began shipments of material from the site to a licensed permanent disposal facility in Utah in September 1994.

    Under the Illinois Uranium and Thorium Mill Tailings Control Act (the Act), KMCC is obligated to pay an annual storage fee of $2.00 per cubic foot of byproduct material located at the former facility. Under the Agreement, the amount of the storage fee paid each year shall not exceed $26 million, and all amounts paid pursuant to the Act are to be reimbursed to KMCC as decommissioning expenditures are incurred. KMCC has received reimbursement for all amounts paid under the Act to the State through September 30, 1995, and will continue to seek reimbursement for future amounts paid under the Act as decommissioning costs are incurred.

    The aggregate cost to decommission the former facility is difficult to estimate because of the many contingencies, including the terms of the license amendment required to complete the decommissioning process. Decommissioning costs to KMCC will be reduced by any amounts recovered pursuant to the Federal Energy Policy Act of 1992 (which could total up to $42 million, of which $18 million has been received). At December 31, 1994, reserves provided for the cost to decommission the site under the plan proposed by KMCC were $157 million (before any further recovery under the Energy Policy Act of 1992), payable over the time necessary to relocate the materials, which was estimated at year-end 1994 to be between four and six years. During the first nine months of 1995, additions to the reserve totaled $43 million.

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

    Summary -

    The plants and facilities of the company and its subsidiaries are subject to various environmental laws and regulations.
    The company or its subsidiaries have been notified that they may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites and former plant sites. As reported in the most recent 10-K, the company or its subsidiaries have spent $228 million on remediation and cleanup through December 31, 1994. Additionally, the remaining reserves provided for the cost to investigate and/or remediate all presently identified sites of former or current operations were $239 million at December 31, 1994, which total includes $179 million for the former KMCC facility and offsite areas in West Chicago. During the first nine months of 1995, expenditures charged to the reserves totaled $42 million; additions to the reserves were $108 million, including $52 million resulting from the sale of refining and marketing properties.

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


Item 2. Management's Discussion and Analysis of Results of Opera-tions and Financial Condition.


COMPARISON OF 1995 RESULTS WITH 1994 RESULTS

CONSOLIDATED OPERATIONS

Loss from continuing operations for the 1995 third quarter totaled $132.9 million, compared with income of $20.6 million for the same 1994 period. For the first nine months of 1995, loss from continuing operations was $60.9 million, down from income of $47.8 million for the 1994 period. Both the 1995 third-quarter and nine-month periods include noncash charges to income of $227.4 million for the divestiture of certain oil and natural gas properties and the adoption of Financial Accounting Standard (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of;" an additional $27.5 million net provision for environmental remediation of inactive sites related principally to the company's closed facility in West Chicago, Illinois; and a $6.2 million provision for restructuring costs in the Exploration and Production Division as a result of the divestiture program.

Third-quarter 1995 net loss totaled $143.1 million, compared with net income of $17.7 million for the same 1994 period. For the first nine months of 1995, net loss totaled $60.7 million, compared with net income of $69.7 million for the same 1994 period.

For the third quarter and nine months ended September 30, 1995, the company had an operating loss, compared with operating profit in the same 1994 periods, as a result of the asset impairment discussed in Note G, higher exploration costs, and lower natural gas sales prices. Partially offsetting were higher titanium dioxide pigment sales prices, higher coal sales volumes, and higher crude oil and natural gas sales volumes.

Third-quarter 1995 nonoperating expense of $48.7 million was 36% higher than for the 1994 quarter due primarily to higher environ-mental provisions, partially offset by the cost of the company's 1994 restructuring program. Nonoperating expense for the first nine months of 1995 was $110.3 million, compared with $86.7 million for the same 1994 period. This increase was due primarily to higher environmental provisions, partially offset by the cost of the company's 1994 restructuring program.


SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the third quarter and first nine months of 1995, compared with the same periods last year.

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
(Millions of dollars)              1995      1994      1995      1994

Sales
 Exploration and production(1)  $(176.4    $161.9  $  518.3  $  464.8
 Chemicals                        169.0     161.1     546.5     480.7
 Coal                              96.1      73.7     270.7     224.1
 Other                             14.5      11.7      41.1      32.8
   Total Sales                  $ 456.0    $408.4  $1,376.6  $1,202.4

Operating Profit (Loss)
 Exploration and production     $(199.3)   $ 30.3  $ (140.0) $   53.1
 Chemicals                         29.1      25.0      94.1      68.8
 Coal                              (3.1)      9.6      29.9      35.1
 Other                              1.7       1.1       8.2       (.9)
   Total Operating Profit
     (Loss)                      (171.6)     66.0      (7.8)    156.1
Nonoperating Expense               48.7      35.9     110.3      86.7
Provision (Benefit) for
 Income Taxes                     (87.4)      9.5     (57.2)     21.6
Income (Loss) from Continuing
 Operations                      (132.9)     20.6     (60.9)     47.8
Income (Loss) from Discontinued
 Operations,
   Net of Income Taxes            (10.2)     (2.9)       .2      21.9
Net Income (Loss)               $(143.1)   $ 17.7  $  (60.7) $   69.7


(1)Includes sales of primarily crude oil to discontinued operations in the amount of $25.8 and $40.8 for the third quarter of 1995 and 1994, respectively, and $112.1 and $116.9 for the nine months ended September 30, 1995 and 1994, respectively.

Exploration and Production -

Exploration and production had an operating loss of $199.3 million for the third quarter of 1995, compared with operating profit of $30.3 million for the same 1994 quarter. For the first nine months of 1995, operating loss totaled $140 million, compared with operating profit of $53.1 million last year. In addition to the write-down to fair value of nonstrategic properties included in the divestiture program and the asset impairment resulting from the adoption of FAS No. 121, which totaled $203.4 million (see Note G), exploration and productions operating profit was adversely affected in both 1995 periods by higher exploration expenses and lower natural gas sales prices, partially offset by higher crude oil sales volumes. For the first nine months of 1995, the operating loss was also partially offset by higher crude oil sales prices.

Revenues, including sales to the discontinued refining and marketing operations, were $176.4 million and $161.9 million for the third quarter of 1995 and 1994, respectively, and $518.3 million and $464.8 million for the first nine months of 1995 and 1994, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the third quarter and first nine months of 1995 and 1994.


                                      Three Months Ended    Percent
                                         September 30,     Increase
                                       1995         1994   (Decrease)

Crude oil sales (thousands of bbls/day)
 United States                         28.5         25.0         14
 Canada                                 4.7          4.5          4
 North Sea                             36.9         34.9          6
 Other international(1)                   -          2.6         NM
   Total                               70.1         67.0          5

Average crude oil sales price (per barrel)
 United States                       $15.46       $15.74         (2)
 Canada                               16.08        15.04          7
 North Sea                            15.89        16.01         (1)
 Other international(1)                   -        14.86         NM
   Average                           $15.73       $15.80          -

Natural gas sold (MMCF/day)             283          259          9

Average natural gas sales price
 (per MCF)                            $1.44        $1.62        (11)


                                       Nine Months Ended    Percent
                                         September 30,     Increase
                                       1995         1994   (Decrease)

Crude oil sales (thousands of bbls/day)
 United States                         29.2         25.6         14
 Canada                                 4.6          4.6          -
 North Sea                             37.3         31.6         18
 Other international(1)                   -          3.6         NM
   Total                               71.1         65.4          9

Average crude oil sales price (per barrel)
 United States                       $15.76       $14.35         10
 Canada                               15.77        13.46         17
 North Sea                            16.42        14.88         10
 Other international(1)                   -        14.48         NM
   Average                           $16.10       $14.55         11

Natural gas sold (MMCF/day)             295          263         12

Average natural gas sales price
 (per MCF)                            $1.45        $1.83        (21)


(1)The 1994 sales were from ABK field in Arabian Gulf, which was sold in late 1994.

Chemicals -

Third-quarter 1995 operating profit was $29.1 million on revenues of $169 million, compared with operating profit of $25 million on revenues of $161.1 million for the same 1994 quarter. For the first nine months of 1995 and 1994, operating profit was $94.1 million and $68.8 million, respectively, on revenues of $546.5 million and $480.7 million, respectively. Revenues for the third quarter of 1995 increased due to higher titanium dioxide pigment sales prices. Revenues for the first nine months of 1995 increased due principally to higher titanium dioxide pigment sales prices and sales volumes and higher sodium chlorate sales prices. Operating profit for both 1995 periods increased due principally to higher revenues.

Coal -

Coal had an operating loss of $3.1 million for the third quarter of 1995, compared with operating profit of $9.6 million for the same 1994 quarter. For the first nine months of 1995, operating profit totaled $29.9 million, compared with $35.1 million for the 1994 period. Revenues were $96.1 million and $73.7 million for the third quarter of 1995 and 1994, respectively, and $270.7 million and $224.1 million for the first nine months of 1995 and 1994, respectively. Revenues for the third quarter of 1995 increased due to higher sales prices and higher sales volumes. Revenues for the first nine months of 1995 increased due to higher sales volumes, partially offset by lower sales prices. Operating profit for both 1995 periods decreased due to the $22.9 million asset impairment resulting from the adoption of FAS No. 121 (see Note G), partially offset by lower per-unit production costs and the higher revenues.

Nonoperating Expense -

For a discussion of variances in nonoperating expenses, see
Consolidated Operations discussion on page 8.

Provision for Income Taxes -

Income tax benefits for the third quarter and first nine months of 1995 totaled $87.4 million and $57.2 million, respectively, compared with an income tax provision of $9.5 million and $21.6 million for the respective 1994 periods. The 1995 amounts include income tax benefits resulting from the asset impairment (see Note
G).

FINANCIAL CONDITION

At September 30, 1995, the company's net working capital position was $204.7 million, compared with $72.8 million at December 31, 1994. The current ratio was 1.3 to 1 at September 30, 1995, compared with 1.1 to 1 at both December 31, 1994, and September 30, 1994. The company's percentage of total debt to total capitaliza-tion was 32% at September 30, 1995, compared with 39% at both December 31, 1994, and September 30, 1994.

For the first nine months of 1995, net cash provided by operating activities was $336.6 million, compared with $266.2 million for the same 1994 period. The increase was due principally to higher income before noncash charges, which include the asset impairment and environmetal provisions, and working capital changes. The 1995 amount was comprised principally of the net loss adjusted for noncash charges of $472.7 million, and a decrease in current assets, excluding cash, of $32.4 million, partially offset by a decrease in current liabilities, excluding debt, of $106 million.

The company had unused lines of credit and revolving credit facilities of $675.6 million at September 30, 1995. Of this amount, $330 million and $219.6 million can be used to support commercial paper borrowings of Kerr-McGee Credit Corporation and Kerr-McGee (U.K.) PLC, respectively.

Cash capital expenditures for the first nine months of 1995 totaled $369.1 million, compared with $309.5 million for the same 1994 period. This 19% increase was related principally to continued investments in offshore China projects and domestic lease acquisi-tions. Exploration and production expenditures were 83% of the 1995 amount. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective long- and/or short-term borrowings.


                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

    Kerr-McGee Chemical Corporation (KMCC), a wholly owned subsidiary of the company, has recently been indirectly informed by the Environmental Protection Agency (EPA) that it is one of several companies against whom a civil action may be filed for the recovery of remediation costs incurred by the EPA at the Bayou Bonfouca superfund site located at Slidell, Louisiana. Public information indicates that the EPA has expended approximately $97 million for remediation of this site over the last several years.
    KMCC was never notified by the EPA that it is a potentially responsible party at this site and was never offered an opportunity to participate in the formulation or implementation of a remediation plan. KMCC never owned, nor operated the site, nor disposed of any waste at the site. It is alleged that a subsidiary of American Creosoting Corporation had owned the site at one time but sold it in 1958. The company acquired American Creosoting Corporation in 1964.

    After conferring with counsel the company believes there are meritorious defenses to be asserted should the EPA elect to pursue a civil action to recover remediation costs, and the company has not established a reserve for any such costs.

    Reference is made to the West Chicago matter on page 24 of the company's Form 10-K for the year ended December 31, 1994. For the report on the current status of this matter, reference is made to Note H to the Consolidated Statements beginning on page 6 of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         27.0 Financial Data Schedule

    (b)  Reports on Form 8-K

         On September 12, 1995, the company filed a report on Form 8-K, reporting Item 5, "Other Events."


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          KERR-McGEE CORPORATION


Date:  November 13, 1995    By:  (John M. Rauh)
                                 John M. Rauh
                                 Vice President and Controller
                                 and Chief Accounting Officer