Form 10-K405
period 1995-12-31
KERR MCGEE CORP
filed 1996-03-29
CIK 55458

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    Fiscal year ended December 31, 1995    Commission file number 1-3939

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3 billion as of February 29, 1996.

The number of shares of common stock outstanding as of February 29, 1996, was 50,566,862.

                     DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the Kerr-McGee Corporation 1995 Annual Report to Stockholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. The definitive Proxy Statement for the 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, is incorporated by reference in Part III of this Form 10-K.

                          KERR-McGEE CORPORATION

                                  PART I

Items 1. and 2.  Business and Properties

                      GENERAL DEVELOPMENT OF BUSINESS

  Kerr-McGee Corporation, an energy and chemical company, had its beginning in 1929 with the formation of Anderson & Kerr Drilling Company. The company was incorporated in Delaware in 1932. With oil and gas exploration and production as its base, the company has expanded into chemical manufacturing, and coal and mineral mining. Kerr-McGee owns a large inventory of natural resources that includes oil, gas, and coal reserves and chemical and mineral deposits.

  During 1995, the company disposed of substantially all of its refining and marketing assets and exited the refining and marketing business, which had been conducted by wholly owned subsidiaries, Kerr-McGee Refining Corporation, Southwestern Refining Company, Inc., and Cato Oil and Grease Co.

                             INDUSTRY SEGMENTS

  For information as to business segments of the company, reference is made to Note 21 to the Consolidated Financial
Statements in the 1995 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                        EXPLORATION AND PRODUCTION

  The Exploration and Production Division manages Kerr-McGee's oil and gas operations worldwide. This division acquires leases and concessions and explores for, develops, produces, and markets crude oil and natural gas.

  The areas of Kerr-McGee's offshore oil and gas exploration and production activities are the Gulf of Mexico, North Sea, and China. Onshore exploration and production operations are in the United States, primarily in Texas, Oklahoma, and Wyoming; Canada; and Southeast Asia.



____________
  Except as indicated under Items 1 through 3, 5 through 8, and 10 through 14, no other information appearing in either the company's 1995 Annual Report to Stockholders or its 1996 Proxy Statement is deemed to be filed as part of this annual report on Form 10-K.

  Kerr-McGee's 1995 oil production increased 5% to 70,400 barrels per day, which continued a steady rise in production that began in 1988. Oil production levels for 1996 are not expected to vary significantly as new production in China and the Gulf of Mexico should offset the production from divested properties discussed below and the normal decline of older fields. Kerr-McGee's average oil price rose 8% to $15.99 per barrel in 1995.

  Natural gas sales averaged 291 million cubic feet per day, up
7% from 1994. Spot sales constituted approximately 75% of 1995 sales, about the same as 1994. The average natural gas price declined 14% in 1995 to $1.52 per thousand cubic feet.

  Kerr-McGee continued to add to its prospect inventory in selected domestic and international areas during 1995. Total 1995 expenditures for property additions, exploration, and development were $445 million, a 17% increase from $379 million last year.

  The company continues to reduce per-unit lifting costs despite inflation and rising regulatory-compliance expense. Since 1990, lifting cost has decreased 24% to $4.02 per oil-equivalent barrel in 1995.

  During the 1995 third quarter, the company's exploration and production operating unit announced a divestiture and restructuring program. Included in this program are a number of crude oil and natural gas producing properties that are considered nonstrategic. The majority of these properties are located onshore in the United States; however, certain of these properties are located in the Gulf of Mexico, Canada, and the North Sea. At September 30, 1995, these properties constituted approximately 10% of the company's oil and gas reserves, 10% of the oil and gas production volumes, and 5% of the company's total 1995 cash flow from operations and are expected to be sold or abandoned by the end of 1996.

Undeveloped Acreage

    As of December 31, 1995, the company had interests in undeveloped oil and gas leases in the Gulf of Mexico and nine states in the United States, onshore Canada, the United Kingdom sector of the North Sea, offshore China, and onshore in other international areas as follows:

                                    Gross           Net
Location                           Acreage        Acreage

Domestic -
 Onshore                            241,066        158,997
 Offshore                           437,980        313,415
                                    679,046        472,412

Canada                              142,458        114,538

North Sea                           948,800        357,573

China                               717,837        341,045

Other international -
 Indonesia                        2,029,722        676,574
 Papua New Guinea                 1,900,000        632,700
                                  3,929,722      1,309,274

   Total Undeveloped Acreage      6,417,863      2,594,842

    The company also owned North American onshore undeveloped oil and gas mineral and royalty interests totaling 857,338 gross or 159,822 net acres.

Developed Acreage

    At December 31, 1995, the company had interests in developed oil and gas acreage in the Gulf of Mexico and 20 states in the United States, onshore Canada, the United Kingdom sector of the North Sea, and offshore China as follows:

                                    Gross            Net
Location                           Acreage         Acreage

Domestic -
 Onshore                            818,474        355,320
 Offshore                           391,215        181,786
                                  1,209,689        537,106

Canada                              339,993        158,679

North Sea                           172,330         21,848

China                                78,332         19,191

   Total Developed Acreage        1,800,344        736,824


    The company also owned developed oil and gas mineral and royalty interests in North America totaling 622,584 gross or 60,806 net acres.

Net Exploratory and Development Wells

    Domestic and international exploratory and development wells drilled during the three years ended December 31, 1995, are reflected in the following table:

                                   1995      1994      1993

Exploratory Wells - Net(1)
 Domestic
   Productive                      2.00      7.53      1.40
   Dry holes                       6.51      5.26      5.30
                                   8.51     12.79      6.70
 Canada
   Productive                      1.71      1.73         -
   Dry holes                       1.43      1.31      1.75
                                   3.14      3.04      1.75
 North Sea
   Productive                         -       .35       .82
   Dry holes                        .77       .62      2.29
                                    .77       .97      3.11
 China
   Dry holes                        .45         -       .50

 Other international
   Dry holes                          -      1.28       .25

     Total                        12.87     18.08     12.31


Development Wells - Net(1)
 Domestic
   Productive                     30.23     17.26     33.10
   Dry holes                       2.28      1.36       .83
                                  32.51     18.62     33.93
 Canada
   Productive                      6.92      3.39      9.52
   Dry holes                        .67      3.02      1.50
                                   7.59      6.41     11.02
 North Sea
   Productive                      1.26      1.62       .91
   Dry holes                          -       .25         -
                                   1.26      1.87       .91
 China
   Productive                      2.45         -         -

 Other international
   Productive                         -         -       .37

     Total                        43.81     26.90     46.23



(1)Net Wells - The total of the company's fractional working
interests in "gross wells" expressed as the   equivalent number of
full-interest wells.

Gross and Net Wells

    The company's interest in productive oil and gas wells at December 31, 1995, is shown in the following table. These wells include 7,730 gross or 489.69 net wells associated with secondary-recovery projects and 285 gross or 116.28 net wells that have multiple completions but are included as single wells. Of the net wells below, 85% are domestic, 14% in Canada, and 1% in the North Sea and China. Of the domestic wells, approximately 58% are in Texas, 12% in Wyoming, 11% in Oklahoma, 7% in Louisiana, 9% offshore in Federal waters, and 3% in other areas.

                                  Gross          Net
Location                          Wells         Wells

Crude Oil
 Domestic                         9,869         603.17
 Canada                             731         109.50
 North Sea                           70           9.51
 China                               10           2.45
                                 10,680         724.63

Natural Gas
 Domestic                         2,265         519.37
 Canada                             201          68.10
 North Sea                           22           1.69
                                  2,488         589.16

     Total Wells                 13,168       1,313.79


Results of Operations, Costs Incurred, and Capitalized Costs

    Reference is made to Notes 23, 24, and 25 to the Consolidated Financial Statements in the 1995 Annual Report to Stockholders, which notes are incorporated by reference in Item 8. These notes contain information on the results of operations from crude oil and natural gas activities and costs incurred in crude oil and natural gas activities for the past three years, and capitalized costs of crude oil and natural gas activities at December 31, 1995 and 1994.

Crude Oil and Natural Gas Sales

    The following table summarizes the sales of the company's crude oil and natural gas production (including sales to discontinued operations) for the three years ended December 31, 1995:

(In millions)                       1995      1994      1993

Crude oil and condensate - barrels
 Domestic                            10.6       9.3      10.1
 Canada                               1.7       1.7       1.7
 North Sea                           13.6      12.4       5.8
 Other international                    -       1.0       1.5
                                     25.9      24.4      19.1

Crude oil and condensate
 Domestic                          $165.7    $136.3    $159.6
 Canada                              26.4      23.2      25.3
 North Sea                          221.9     187.2      92.9
 Other international                    -      14.4      21.7
                                   $414.0    $361.1    $299.5

Natural gas - MCF
 Domestic                            82.2      76.8      85.1
 Canada                              16.5      18.1      18.4
 North Sea                            7.4       4.1        .9
                                    106.1      99.0     104.4

Natural gas
 Domestic                          $127.8    $140.4    $172.7
 Canada                              14.1      24.9      26.2
 North Sea                           19.8       8.6       1.2
                                   $161.7    $173.9    $200.1

Sales of Production

    The company's domestic crude oil is sold at spot prices. The company's share of Canadian crude oil is sold in Canada at market prices, while crude oil from other international operations is sold at local spot prices. Gas production is sold primarily to the company's marketing affiliates and ultimately resold to utilities, industrial customers, and intrastate pipelines under short-term contracts at market prices. Although sold at market prices, the marketing of domestic natural gas is focused on long-term relationships with selected industrial customers and local distribution companies. Prior to the sale of the discontinued refining and marketing operations, most of the company's domestic crude oil production was exchanged at market prices for crude oil used in the company's refineries.

Average Sales Prices and Production Costs

    Reference is made to Note 23 to the Consolidated Financial Statements in the 1995 Annual Report to Stockholders, which note is incorporated by reference in Item 8, for information regarding average sales prices per unit of crude oil and natural gas and production costs per barrel of oil equivalent for each of the past three years.

Secondary Recovery

    The company continues to initiate and/or participate in secondary-recovery projects where geological, engineering, and economic conditions are favorable. As of December 31, 1995, the company was participating in 67 active secondary-recovery projects worldwide. These projects are located in all of the principal areas of Kerr-McGee's oil and gas production activities. Most of the company's operations outside North America incorporate water injection. Pressure-maintenance operations began at the time of initial production from these fields.

Wells in Process of Drilling

    At year-end 1995, the company had wells classified as temporarily suspended or in the process of drilling as follows:

                             Gross                Net
                             Wells               Wells

    Domestic                   21                13.77
    Canada                      5                 2.37
    North Sea                  10                 1.20
    China                       5                 1.23
    Indonesia                   4                 1.33

       Total                   45                19.90

Reserves

    Kerr-McGee's estimated proved crude oil, condensate, and natural gas reserves at December 31, 1995, and the changes in net quantities of such reserves for the three years then ended are shown in Note 26 to the Consolidated Financial Statements of the 1995 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

    From time to time reports are filed with the United States Department of Energy relating to the company's reserves. The reserves reported in the Notes to Consolidated Financial Statements are consistent with other filings pertaining to proved net reserves. Minor differences in gas volumes occur due to different pressure bases being required in the reports. However, the difference in estimates does not exceed 5% of the total estimated reserves.

Exploration and Development Activities

North Sea

    The United Kingdom sector of the North Sea continues to be an important area of overseas activity. Kerr-McGee was awarded five blocks in 1995 with interests of 40% to 100%, all of which will be company operated. At year-end 1995, the company had interests averaging 37% in 43 blocks covering 358,000 net undeveloped acres in the North Sea area. Kerr-McGee operates 23 of these blocks. The U.K. portfolio includes prospective exploration blocks and quality exploitation opportunities on producing properties.

    During 1995, farm-in strategies also produced three additional exploration opportunities in the North Sea. Exploratory drilling on the first of these three farm-in blocks began in late 1995 and will be completed during the first half of 1996. Two of the blocks have existing discoveries, which should reduce the exploration risk.

    In 1995, the North Sea accounted for 52% of Kerr-McGee's liquids production, primarily from the Gryphon, Scott, Brae, and Ivanhoe/Rob Roy fields. Deliveries of North Sea natural gas averaged 21 million cubic feet per day in 1995, primarily from the Brae area and Scott field.

    Gryphon field (KM 25%), Block 9/18b: This field averaged 41,100 barrels of oil per day in 1995. Operated by Kerr-McGee, the innovative Gryphon field development was the first in the North Sea to use a floating production, storage, and offloading facility.

    Scott field (5.2%), Blocks 15/21a and 15/22: Production averaged 184,200 barrels of oil per day. The South Scott satellite development, which is tied into the Scott field, began production in October 1995 at a rate of 20,000 barrels of oil per day from a single subsea completion. Additional wells in South Scott are planned during 1996.

    Ivanhoe/Rob Roy fields (10.8%), Block 15/21a: Production averaged 43,400 barrels of oil per day.

    Brae area: Kerr-McGee has production from the North, South, Central, and East Brae fields and the more recent Beinn discovery, which underlies North Brae. East Brae (7.3%) on Blocks 16/3a and 16/3b is the largest of the Brae fields. Production of condensate from this field averaged 85,700 barrels per day in 1995. The Beinn field (8%) on Block 16/7a, drilled from the North Brae platform, averaged 11,800 barrels of condensate and 77 million cubic feet of gas per day in 1995. Additional drilling is been planned for 1996.


Other International

    Kerr-McGee's assets in China and Southeast Asia include the Liuhua field development in the South China Sea, four operated exploration blocks in China's Bohai Bay, and the onshore Jabung
Block in Indonesia.

    Liuhua 11-1 field (24.5%): Development of this field - the largest in the South China Sea - continues on schedule for first oil in April 1996. The $650 million project includes floating production facilities in 1,000 feet of water.

    Bohai Bay: Exploratory drilling will continue in 1996 to test structures on the 565,000-acre, Kerr-McGee-operated Block 04/36 (45%). Kerr-McGee holds a 57% interest and is operator on two adjacent blocks, Laopu and Getuo. This area, also known as Jidong, was awarded in 1995 and comprises 154,000 acres. Exploratory drilling will begin in late 1996. In January 1996, the company signed a contract to acquire the 415,000-acre Block 05/36 directly east of Block 04/36. Kerr-McGee will be the operator with a 65% interest. Kerr-McGee now holds more than a million gross acres in Bohai Bay, one of the more prolific oil and gas areas in China.

    Jabung Block (33.3%): Kerr-McGee participated in two 1995 discoveries, the North Geragai and the Northeast Betara fields, on this 2 million-acre block in Sumatra's equatorial lowlands. A second well in the North Geragai field was completed successfully in the fourth quarter of 1995. The third North Geragai well was completed in early 1996 and tested at a combined rate of 2,800 barrels of oil and 2.4 million cubic feet of gas per day. The Northeast Betara 1995 discovery well encountered gas and condensate zones. Additional drilling is planned for both fields in 1996 with first oil production expected in 1997.

Gulf of Mexico

    Kerr-McGee had an inventory of 313,000 net undeveloped acres in the Gulf of Mexico at year-end 1995. During the year, the company added 20 federal blocks and eight state blocks offshore Louisiana. The company operates all the recently acquired blocks, with interests of 50% to 100%. Exploratory drilling on several of these new blocks will begin in 1996. The Gulf of Mexico contributed 29% of the company's 1995 oil production and 46% of its natural gas sales.

    The company's strategy in the Gulf of Mexico is to operate the leases in which Kerr-McGee holds interests and to increase the company's working interest, where possible. At year-end 1995, Kerr-McGee operated 64% of its Gulf of Mexico leases with an average working interest of 73%.

    The company continues to exploit producing properties, using 3-D seismic surveys to accelerate development and production while reducing risk. Proven new technology such as horizontal drilling and fracture stimulation is also used to increase production.

    Recent development activity includes projects in the South
Timbalier, Viosca Knoll, and Ship Shoal areas.

    South Timbalier Block 265 (100%): This 1994 discovery is expected to come on stream in July 1996 at 125 million cubic feet of gas and 6,800 barrels of oil per day.

    Following the discovery on South Timbalier Block 265, the adjacent acreage was acquired in subsequent lease sales, including blocks 266, 250, and 237. These acquisitions were based on 3-D seismic surveys and will form an important part of the company's future exploration programs.

    Viosca Knoll 989 field (25%): This five-block field known as the Pompano project was the gulf's largest contributor to Kerr-McGee's 1995 oil production. The field's production averaged 18,400 barrels of oil and 25 million cubic feet of gas per day in 1995. The production platform is located in 1,300 feet of water. Pompano's second phase, a subsea system in 1,900 feet of water, should come on stream in April 1996.

    Ship Shoal Block 239 (46%): A 1996 discovery on this block, a product of recent 3-D seismic surveys, is expected to come on stream in April 1996 and add about 20 million cubic feet of gas per day to existing production from this block.

Onshore North America

    During 1995, onshore fields accounted for 19% of Kerr-McGee's oil production and 47% of natural gas sales. Domestically, the company continues to emphasize drilling for natural gas and increasing crude oil production from more mature fields through enhanced and secondary recovery methods. Production from U.S. onshore fields during 1995 was 12%, or 8,700 barrels of per day, of the company's crude oil production and 31%, or 91 million cubic feet per day, of natural gas sales. The company's exploration and production operations in Canada continue to concentrate on natural gas. Canadian operations accounted for 16%, or 45 million cubic feet of gas per day, of total natural gas sales and 7%, or 4,800 barrels per day, of the company's crude oil production.

    Business strategy led to the restructuring of the exploration and production unit and to the initiation of a program to divest nonstrategic properties, most of which are located onshore North America. Onshore exploration will focus on gas prospects in Oklahoma, Texas, and the Canadian provinces of Alberta and northeast British Columbia.


                                 CHEMICALS

    Kerr-McGee Chemical Corporation produces and markets inorganic industrial and specialty chemicals, forest products, and heavy minerals. Many of these products are processed using proprietary technology developed by the company.

    Industrial chemicals include titanium dioxide pigment, synthetic rutile, sodium chlorate, ammonium perchlorate, and manganese products. Specialty chemicals are boron trichloride and elemental boron. Forest product operations produce railroad crossties and other hardwood products and provide wood-treating services. Heavy minerals produced are rutile, ilmenite, leucoxene, and zircon.

Pigment

    The company's synthetic rutile plant at Mobile, Alabama, has a production capacity of 162,000 tons per year. This product serves as feedstock for the company's titanium dioxide pigment plant at Hamilton, Mississippi, which has a production capacity of 130,000 tons per year. An expansion, which is expected to be completed in 1997, will increase the Hamilton plant's production capacity to 160,000 tons.

    KMCC Western Australia Pty. Ltd., a wholly owned subsidiary of Kerr-McGee Chemical Corporation, owns a 50% interest in a joint venture that operates the world's first integrated titanium dioxide project. The project consists of a heavy-minerals mine and mill and facilities for the production of synthetic rutile and titanium dioxide pigment, located on three sites within 120 miles of Perth.

    Heavy minerals are mined from a lease that totals 10,350 acres. The property's remaining 168 million tons of sand contain an estimated 3.4% heavy minerals. The heavy minerals contained within this 5.7 million-ton, heavy-mineral deposit are composed of 4.3% rutile, 61.3% ilmenite, 3.4% leucoxene, 10.9% zircon, and 20.1% minerals that are not presently produced or have no value. Additional drilling is required to determine the actual quantities and grade of heavy minerals contained in a second 2,540-acre property and the extent to which it may be feasible to mine this deposit. The company holds a 50% interest in both properties. The heavy minerals separation mill has a capacity of 559,000 tons per year.

    The recovered ilmenite is processed into synthetic rutile at the plant, which has production capacity of 178,000 tons per year. The plant operated near capacity during 1995.

    Production from the synthetic rutile plant serves as feedstock for the domestic and international pigment operations. The pigment plant in Australia has a production capacity of 73,000 tons per year. An expansion of this plant is expected to increase capacity to 88,000 tons per year in 1996.

    The company also owns a 25% interest in a pigment plant in Yanbu, Saudi Arabia. The plant has a capacity of 66,000 tons per year.

Electrolytic Products

    The company's major electrolytic products are manganese dioxide, manganese metal, sodium chlorate, ammonium perchlorate, and specialty boron products.

    The sodium chlorate plant at the company's Hamilton, Mississippi, complex has production capacity of 123,000 tons per year. An expansion started in 1995 will increase annual capacity to 138,000 tons by year-end 1996. Also at Hamilton is a manganese metal plant that has capacity of 12,000 tons per year.

    Facilities at Henderson, Nevada, include electrolytic cells and processing equipment for the manufacture of manganese dioxide, a plant for the manufacture of ammonium perchlorate, and a specialty boron products plant. The annual capacity of the manganese dioxide plant is 24,500 tons. An expansion, expected to be completed at the end of 1996, will increase capacity to 28,200 tons per year. Production capacity for ammonium perchlorate is 20,000 tons per year. Ammonium perchlorate blending and storage facilities are located 25 miles north of the Henderson plant. Production capacities for elemental boron and boron trichlorine are 80,000 pounds and 175,000 pounds per year, respectively.

Forest Products

    The company's principal forest product is treated railroad crossties. Other products include crossing materials, bridge timbers, and utility poles. The company owns seven wood-preserving plants located along major railroads in the United States. Six of the plants are east of the Rocky Mountains. Production of crossties with built-in rail fasteners began in late 1993 at a pilot plant in Madison, Illinois. As a result of testing, the company believes this innovative RAILFAST (registered trademark) system has potential for use with both wood and concrete ties.

Marketing

    Titanium dioxide pigment is the world's preferred white opacifier and is used primarily in paint, plastics, and paper.
With 1995 net production capacity of approximately 185,000 tons per year, Kerr-McGee has 10% of the U.S. and 5% of the world markets. The company's plant in Hamilton, Mississippi, one of the industry's lower cost-producers, primarily serves the Americas. Most of the pigment production from the company's 50% joint venture in Western Australia is sold in the Far East and Australia. The production from the company's plant (25% interest) in Saudi Arabia is sold primarily to customers located in the Middle East and Europe. A marketing subsidiary sells all of the pigment production from the Western Australia joint venture and approximately 40% of the total production from the Saudi Arabia plant. World demand is expected to increase by an average of 3% to 4% per year over the next several years.

    Manganese dioxide is a major component of alkaline dry-cell batteries. The company's current production meets approximately 30% of North American demand. The average annual demand growth of 6% is driven by the need for alkaline batteries for portable electronic devices.

    Sodium chlorate is used in the environmentally preferred chlorine dioxide process for bleaching pulp. North American demand for sodium chlorate is expected to increase an average of 2% to 4% per year in the near term as the pulp and paper industry continues conversion to the chlorine dioxide process. The company has a 7% share of the North American market, and its plant in Mississippi is a low-cost producer.

    Manganese metal is used in aluminum, specialty, and stainless steel alloys. The largest use of manganese metal is for alloying aluminum can sheet. Kerr-McGee supplied about 50% of the U.S.
aluminum industry's manganese requirements in 1995.

    Ammonium perchlorate is used as an oxidizer for solid rocket fuel, primarily in the U.S. space and defense programs. The company is one of two domestic producers of the product.

    Kerr-McGee is the world's largest producer of elemental boron, which is used primarily in automobile airbags. Kerr-McGee is essentially the only producer of boron trichloride, which is used to produce boron filament for sports equipment and composites for high-performance aircraft.

    The company's share of the U.S. railroad crosstie market is approximately 45%. Domestic crosstie demand is expected to remain relatively flat at about 13 million to 15 million ties per year.

    For information regarding heavy-mineral reserves, production, and average market prices for each of the years 1991 through 1995, reference is made to Note 28 in the Consolidated Financial
Statements of the 1995 Annual Report to Stockholders, which note is incorporated by reference in Item 8.


                                   COAL

    The company's coal operations are conducted by a subsidiary, Kerr-McGee Coal Corporation, which produces coal from the Jacobs Ranch and Clovis Point surface mines in the Wyoming Powder River Basin and Galatia Mine, an underground mine in the Illinois Basin. The sale of Pioneer Fuel Corporation in West Virginia was completed in February 1996. Most 1995 coal sales were to electric utilities under long-term contracts. The company also makes spot sales to domestic and foreign customers. At year-end 1995, the company owned or leased coal reserves in Illinois, Wyoming, and West Virginia. The West Virginia reserves were sold in February 1996.

Reserves and Production

    At December 31, 1995, the company's coal reserves were as follows (in millions of tons):

                       In-Place    Recoverable
                     Demonstrated Demonstrated  Classifi-   Mining
 State/Mining Unit       Tons         Tons        cation    Method

Wyoming -
 Jacobs Ranch Mine       299          269         Steam    Surface
 Clovis Point Mine       326          293         Steam    Surface

Illinois -
 Galatia Mine -                                   Met./    Under-
   Harrisburg No. 5      112           72         Steam    ground
                                                           Under-
   Herrin No. 6          268          174         Steam    ground

West Virginia -                                            Under-
 Pioneer Fuel                                     Met./    ground
   Composite              35           26         Steam    Surface

                       1,040          834


    Of the Wyoming reserves, 91% are held under Federal leases, and the remaining 9% are leased from the State of Wyoming. The Illinois coal reserves are owned by Kerr-McGee or held under leases with private parties. Prior to the sale of Pioneer Fuel Corporation in early 1996, the West Virginia coal reserves were held under leases with private parties.

    Production from Kerr-McGee mines for 1995 and 1994 was as follows:

(In millions of tons)                   1995           1994

Jacobs Ranch Mine                       24.6           20.6
Clovis Point Mine                         .4             .2
Galatia Mine                             5.5            4.0
West Virginia Operations                  .6             .8

   Total Production                     31.1           25.6

    For information regarding coal reserves, production, and average market prices for each of the years 1991 through 1995, reference is made to Note 28 to the Consolidated Financial
Statements in the 1995 Annual Report to Stockholders, which note is incorporated by reference in Item 8.


Jacobs Ranch Mine

    Jacobs Ranch Mine is located 50 miles southeast of Gillette, Wyoming, in the South Powder River Basin. The coal lease area contains 7,514 acres of land, of which 3,299 acres are underlain by 269 million recoverable tons of coal. The company also owns or controls the surface rights to 1,684 acres of a buffer zone, or overstrip area. The mine permit was renewed in August 1994 for a five-year period and expanded to incorporate additional leased acreage and the buffer zone. The terms of the Jacobs Ranch Mine Federal leases were adjusted by the Bureau of Land Management (BLM) in 1990. In February 1995, the BLM approved consolidation of the three federal leases into a logical mining unit, which will allow a more effective mining sequence of the combined leases.

    Jacobs Ranch Mine has annual production capacity of 24 million tons of low-sulfur coal. Further production growth requires the expansion of the Jacobs Ranch Mine preparation plant, which is under way. Expected to be completed in 1997, the expansion should allow production at Jacobs Ranch to increase by approximately 2 million tons per year until the mine's target capacity of 35 million tons is reached.

    Shipments began in 1978 and totaled more than 239 million tons through December 1995. All deliveries were made via the Burlington Northern or Chicago Northwestern railroads. Jacobs Ranch Mine coal meets Phase II emission requirements of the Clean Air Act Amendments of 1990 and is sold primarily under long-term contracts for ultimate use by electric utilities.

Clovis Point Mine

    Clovis Point Mine is located eight miles east of Gillette, Wyoming. In 1988, the company consolidated its Wyoming mining operations at Jacobs Ranch Mine and ceased shipments from Clovis Point Mine. The facility was reopened in 1994 and has since produced more than 600,000 tons toward the due diligence lease requirements, which will be met in 1996. The mine permit has been renewed until 1999.

    The Clovis Point mining area consists of 3,143 acres leased from the Federal government and 640 acres leased from the State of Wyoming. The company either owns or has surface-owner consent to mine 71% of the Federal lease permit area. The remaining 29% is positioned so that it would be mined near the end of the mine life; however, before mining, surface-owner consent must be obtained and the mine permit amended. The terms of one of the two Federal leases at Clovis Point Mine were adjusted by the BLM in 1990, and the terms of the other Federal lease were renewed and extended without change in 1995. The terms of the state lease, which contains the mine pit, were renewed for an additional 10-year period in 1993. The state royalty rate may be adjusted for the last five years of the lease. The three Clovis Point leases are held in a logical mining unit. The provisions of the leases require that an additional 200,000 tons of coal be mined by September 1996.

Galatia Mine

    The Galatia Mine is located in southern Illinois near the town of Galatia in Saline County. It produces coal from the Harrisburg No. 5 seam, a coal that can be used as either a semi-soft coking coal or a high-Btu, relatively low-sulfur steam coal. Its use as a steam coal allows utilities to comply with Phase I of the Clean Air Act Amendments of 1990 without installing flue gas desulfurization units or blending with other coals.

    Shipments from the mine began in January 1984 and totaled more than 35 million tons through December 1995. Shipments are primarily by rail, although the mine loadout is capable of loading trucks, and weighing facilities are on-site. The Illinois Central Railroad is the originating carrier for rail shipments, most of which are comprised of 100-car unit trains. An independent commercial laboratory is also on-site, and its coal quality analyses are accepted by most customers as verification of compliance with contract specifications.

    Within the mine area, Kerr-McGee controls approximately 33,000 acres through leases and mineral ownership. This includes control of the Herrin No. 6 seam, which was mined at Galatia until July 1994. Its higher sulfur content and resultant decrease in demand by the utilities, because of the emission requirements of the Clean Air Act Amendments of 1990, led to the cessation of mining in the No. 6 seam and transfer of the mining equipment to the lower-sulfur/higher-value Harrisburg No. 5 seam.

    In anticipation of an increase in market demand for lower-sulfur coal, an expansion was begun in 1992 to extend production in the No. 5 seam to the north, on the other side of an ancient river channel bounding the then-current mining area. Completed in 1994, the project provided underground access to lower-sulfur coal reserves that were an integral part of mining operations during 1995.

    Longwall mining is utilized at Galatia. Two of these high recovery, high productivity, low-operating cost longwall mining units now operate in the No. 5 seam. Due to the production capabilities of the longwall units and the coal processing plant, which was expanded in 1994, Galatia Mine has annual production capacity of 6 million tons of high-Btu, relatively low-sulfur coal.

Pioneer Fuel Corporation

    Pioneer Fuel Corporation, the company's mining operation near
Oceana, West Virginia, was sold in early 1996. The gain on the sale was immaterial.


Marketing

    Coal is sold under both long-term contracts and spot sale agreements. During 1995, the company had export sales of steam coal to utilities in Germany and Morocco and semi-soft coking coal to industrial customers in Japan. These export sales originated principally from the Galatia mine and were made via Mobile, Alabama. Domestic deliveries of steam coal will continue, primarily under long-term contracts with electric utilities in Arkansas, Florida, Georgia, Indiana, Louisiana, Missouri, Oklahoma, and Texas. While coal sales include sales of coal purchased from third parties, the company is not dependent on this purchased coal to meet its contract obligations. A total of 194 million tons of coal is committed to delivery under contracts expiring between 1996 and 2014.

    Coal markets continue to experience competitive pricing. Kerr-McGee's existing long-term contracts have provided stable earnings under these competitive conditions and are the basis for the expansion of business with key domestic electric utilities.

    Although domestic markets are affected by the Clean Air Act Amendments of 1990, the company is well positioned with its reserves of low-sulfur coal. Approximately 67% of the company's coal will continue to be considered compliance coal after the year 2000. Uncommitted reserves and existing production capacity should permit the company to expand its export sales and participate in the expected growth in domestic demand for low-sulfur coal.


                          DISCONTINUED OPERATIONS

    During 1995, the company disposed of substantially all of its refining and marketing assets and exited the refining and marketing business, which had been conducted by wholly owned subsidiaries, Kerr-McGee Refining Corporation, Southwestern Refining Company, Inc., and Cato Oil and Grease Co.


                                   OTHER

Research and Development

    The company performs research and development in support of its existing businesses and in the pursuit of new products and processes. These programs continue to concentrate on improvements to chemical plant processes. The company's Technical Center is located in Oklahoma City.

Employees

    On December 31, 1995, the company had 3,976 employees. Less than 1% were represented by a collective bargaining agreement.


Competitive Conditions

    In the petroleum industry, competition exists from the initial process of bidding for leases to the sale of crude oil and natural gas. Competitive factors include finding and developing petroleum hydrocarbons, transporting raw materials, and developing successful marketing strategies. The volatility of crude oil and natural gas prices during the past few years has placed increased emphasis on all competitive aspects of the petroleum industry.

    The company is one of eight chloride-process producers of titanium dioxide pigment in the world. The chloride process results in significantly less waste than the more costly sulfate process. Pigment customers worldwide increasingly prefer the chloride product due to environmental restrictions. The demand for pigment is expected to increase by an average of 3% to 4% per year through the end of the century. Manganese dioxide and sodium chlorate are in a near-balanced supply/demand position. Excess worldwide capacity currently exists for ammonium perchlorate, boron specialty products, and manganese metal.

    Most of the company's coal customers are domestic electric utilities, an extremely competitive market. Cost efficiencies, transportation strategies, and product quality, such as Btu and sulfur content, are key competitive factors in the coal industry.

    It is not possible to predict the effect of future competition on Kerr-McGee's operating and financial results.


             GOVERNMENT REGULATIONS AND ENVIRONMENTAL RESERVES

General

    The company is subject to extensive regulation by Federal, state, local, and foreign governments. The production and sale of crude oil and natural gas in the United States are subject to regulation by Federal and state authorities, particularly with respect to allowable rates of production, offshore production, and environmental matters. Stringent environmental protection laws and regulations apply to almost all of the company's operations. In addition, there are special taxes that apply to the oil, gas, and coal mining industries.

Environmental Matters

    Federal, state, and local laws and regulations relating to environmental protection affect almost all plants and facilities of the company. During 1995, direct capital and operating expenditures related to environmental protection and cleanup of existing sites totaled $43 million. Additional expenditures totaling $61 million were charged to environmental reserves. While it is extremely difficult to estimate the total direct and indirect costs to the company of government environmental regulations, it is presently estimated that the direct capital and operating expenditures and expenditures charged to reserves will be approximately $100 million in each of the years 1996 and 1997. Some expenditures to reduce the occurrence of releases to the environment may result in increased efficiency; however, most of these expenditures produce no significant increase in production capacity, efficiency, or revenue. Operation of pollution-control equipment installed for these purposes usually entails additional expense. Moreover, there are costs associated with staff and management time that cannot be calculated or estimated with any assurance of accuracy.

    Based on present information, the company believes that it has accrued and is accruing reasonable reserves for expenditures that may have to be made in the future for environmental matters. Because of continually changing laws and regulations, the nature of the company's businesses, and pending proceedings, it is not possible to reliably estimate the amount or timing of all future expenditures relating to environmental matters. The company provides for costs related to environmental contingencies when a loss is probable and the amount is reasonably estimable. Although management believes adequate reserves have been provided for all known environmental contingencies, it is possible, due to the above noted uncertainties, that additional reserves could be required in the future that could have a material effect on results of operations in a particular quarter or annual period. However, the ultimate resolution of these environmental contingencies, to the extent not previously provided for, should not have a material adverse effect on the company's financial position.

    Also see "Item 3.  Legal Proceedings," which follows.


Item 3.   Legal Proceedings

    Kerr-McGee Chemical Corporation (KMCC), a wholly owned subsidiary of the company, has been informed by the Environmental Protection Agency (EPA) that it is one of several companies against whom a civil action may be filed for the recovery of remediation costs incurred by the EPA at the Bayou Bonfouca Superfund site located at Slidell, Louisiana. KMCC never owned nor operated the site, nor disposed of any waste at the site. It is alleged that a former wood-treating subsidiary of American Creosoting Corporation
(ACC) had owned the site at one time, but ACC sold it in 1958. The company acquired ACC in 1964. The company and the government have entered into an agreement in principle regarding the company's obligations at this site, and the company has established a reserve.

    The company continues its efforts to obtain the necessary approvals to decommission a facility located in West Chicago, Illinois, which processed thorium ores and was closed in 1973. Currently, the State of Illinois has jurisdiction of this site, and the company has agreed to offsite disposal of the waste material.

    For a discussion of contingencies, including a detailed discussion of the West Chicago matter, reference is made to the Environmental Matters section of Management's Discussion and Analysis and Note 13 to the Consolidated Financial Statements in the 1995 Annual Report to Stockholders, which discussion and note are incorporated by reference in Item 7 and Item 8, respectively.


Item 4.   Submission of Matters to a Vote of Security Holders

    None submitted during the fourth quarter of 1995.


Executive Officers of the Registrant

    The following is a list of executive officers, their ages, and their positions and offices as of January 1, 1996:


       Name         Age                  Office

Frank A. McPherson  62   Chairman of the Board and Chief
                         Executive Officer since 1983.

Luke R. Corbett     48   President and Chief Operating Officer
                         since 1995.  President of Kerr-McGee
                         Coal Corporation since 1995. President
                         of Kerr-McGee China Petroleum Ltd. since
                         1994.  President of Kerr-McGee Canada
                         Ltd. since 1989.  President of Kerr-
                         McGee Oil (U.K.) PLC since 1987. Group
                         Vice President from 1992 until 1995.
                         Senior Vice President from 1991 until
                         1992.  Vice President, Oil and Gas
                         Exploration from 1987 until 1991.

Wayne T. Ewing      62   Senior Vice President since 1995.
                         Executive Vice President of Marketing
                         for Kerr-McGee Coal Corporation from
                         1993 until 1995.  Executive consultant
                         from 1990 until 1993.

George R. Hennigan  60   Senior Vice President since 1991.
                         President of Kerr-McGee Chemical
                         Corporation since 1991.  Executive Vice
                         President, Kerr-McGee Chemical
                         Corporation from 1984 until 1991.

John C. Linehan     56   Senior Vice President and Chief
                         Financial Officer since 1987.

Tom J. McDaniel     57   Senior Vice President since 1986 and
                         Secretary since 1989.

Robert C. Scharp    48   Senior Vice President since 1991.
                         Senior Vice President, Production,
                         Exploration and Production Division
                         since 1995.  President of Kerr-McGee
                         Coal Corporation from 1991 until 1995.
                         Vice President of Operations for Kerr-
                         McGee Coal Corporation from 1990 until
                         1991.

Michael G. Webb     48   Senior Vice President since 1993.
                         Senior Vice President, Exploration,
                         Exploration and Production Division
                         since 1992. Vice President, Exploration from 1992 to 1993. Vice President,
                         North American Onshore Exploration from
                         1991 until 1992.  Exploration Manager,
                         Kerr-McGee Canada Ltd. from 1988 until
                         1991.

R. G. Horner, Jr.   56   Vice President and General Counsel since
                         1986.

J. Michael Rauh     46   Vice President and Controller since
                         1987.

Donald F. Schiesz   58   Vice President, Safety and Environment
                         since 1994.  Senior Vice President of
                         Kerr-McGee Chemical Corporation from
                         1991 until 1994.  Vice President and
                         General Manager of the Pigment Division
                         for Kerr-McGee Chemical Corporation from
                         1984 until 1991.

Thomas B. Stephens  51   Vice President and Treasurer since 1985.

Jean B. Wallace     41   Vice President, Human Resources since
                         1989.

Dale E. Warfield    52   Vice President, General Administration
                         since 1994.  Vice President, Materials
                         Management and Transportation from 1991
                         until 1994.  Director of Purchasing and
                         Materials Management from 1990 until
                         1991.

    There is no family relationship between any of the executive officers.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

    Information relative to the market in which the company's common stock is traded, the high and low sales prices of the common stock by quarters for the past two years, and the approximate number of holders of common stock is furnished in Note 29 to the Consolidated Financial Statements in the 1995 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

    Quarterly dividends declared totaled $1.55 per share for the year 1995 and $1.52 per share for each of the years 1994 and 1993. Cash dividends have been paid continuously since 1941 and totaled $79 million in 1995, $78 million in 1994, and $73 million in 1993.


Item 6.  Selected Financial Data

    Information regarding selected financial data required in this item is presented in the schedule captioned "Six-Year Financial
Summary" in the 1995 Annual Report to Stockholders and is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    "Management's Discussion and Analysis" in the 1995 Annual
Report to Stockholders is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

    The following financial statements and supplementary data included in the 1995 Annual Report to Stockholders are incorporated herein by reference:


           Report of Independent Public Accountants

           Consolidated Statement of Income

           Consolidated Statement of Retained Earnings

           Consolidated Balance Sheet

           Consolidated Statement of Cash Flows

           Notes to Financial Statements


Item 9.  Change in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    None.


                                 PART III


Item 10. Directors and Executive Officers of the Registrant

(a) Identification of directors -

      For information required under this section, reference is made to the "Election of Directors" section of the company's proxy statement for 1996 made in connection with its Annual
      Stockholders' Meeting to be held on May 14, 1996.

(b) Identification of executive officers -

      The information required under this section is set forth in the caption "Executive Officers of the Registrant" on pages 22 and 23 of this Form 10-K pursuant to Instruction 3 to
      Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K.

(c) Compliance with Section 16(a) of the 1934 Act -

      For information required under this section, reference is made to the "Compliance with Section 16(a) of the Securities Exchange Act of 1934" section of the company's proxy statement for 1996 made in connection with its Annual
      Stockholders' Meeting to be held on May 14, 1996.


Item 11.     Executive Compensation

    For information required under this section, reference is made to the "Executive Compensation and Other Information" section of the company's proxy statement for 1996 made in connection with its Annual Stockholders' Meeting to be held on May 14, 1996.


Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

    For information required under this section, reference is made to the "Security Ownership" portion of the "Election of Directors" section of the company's proxy statement for 1996 made in connection with its Annual Stockholders' Meeting to be held on May 14, 1996.


Item 13.     Certain Relationships and Related Transactions

    For information required under this section, reference is made to the "Election of Directors" and "Certain Relationships and Related Transactions" sections of the company's proxy statement for 1996 made in connection with its Annual Stockholders' Meeting to be held on May 14, 1996.

                                  PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

(a) 1.  Financial Statements -

      The following consolidated financial statements of Kerr-
      McGee Corporation and its subsidiary companies, included in the company's 1995 Annual Report to Stockholders, are incorporated by reference in Item 8:

        Report of Independent Public Accountants

        Consolidated Statement of Income for the Years Ended
        December 31, 1995, 1994, and 1993

        Consolidated Statement of Retained Earnings for the Years
        Ended December 31, 1995, 1994, and 1993

        Consolidated Balance Sheet at December 31, 1995 and 1994

        Consolidated Statement of Cash Flows for the Years Ended
        December 31, 1995, 1994, and 1993

        Notes to Financial Statements

(a) 2.  Financial Statement Schedules -

        Report of Independent Public Accountants on Financial
        Statement Schedule

        Schedule II - Valuation Accounts and Reserves for the
        Years Ended December 31, 1995, 1994, and 1993

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

            10.2*       Kerr-McGee Corporation Stock Deferred
                        Compensation Plan for Non-Employee
                        Directors as amended and restated
                        effective August 1, 1995.

            10.3*       Description of the company's Annual
                        Incentive Compensation Plan.

            10.4*       The Long Term Incentive Program as
                        amended and restated effective May 9,
                        1995, filed as Exhibit 4.2 on Form 10-Q
                        for the quarter ended March 31, 1995, and incorporated herein by reference.

            10.5* Benefits Restoration Plan as amended and restated effective September 13, 1989, filed as Exhibit 10(6) to the report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

            10.6*       Kerr-McGee Corporation Executive Deferred
                        Compensation Plan as amended and restated effective January 1, 1996.

            10.7* Kerr-McGee Corporation Supplemental Executive Retirement Plan as amended and restated effective May 3, 1994, filed as
                        Exhibit 10.8 on Form 10-K for the year
                        ended December 31, 1994, and incorporated herein by reference.

            10.8* Amended and restated Agreement, restated as of December 31, 1992, between the company and Frank A. McPherson filed as
                        Exhibit 10(9) on Form 10-K for the year
                        ended December 31, 1992, and incorporated herein by reference.

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

            10.11* Amended and restated Agreement, restated as of December 31, 1992, between the company and Tom J. McDaniel filed as
                        Exhibit 10.13 on Form 10-K for the year
                        ended December 31, 1994, and incorporated herein by reference.

            10.12* Amended and restated Agreement, as of December 31, 1992, between the company and George R. Hennigan filed as Exhibit 10(13) on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

            10.13* Form of agreement, amended and restated as of December 31, 1992, between the company and certain executive officers not named in the Summary Compensation Table contained in the company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders, filed as
                        Exhibit 10(14) on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

            12          Computations of ratio of earnings to
                        fixed charges.

            13          1995 Annual Report to Stockholders.

            21          Subsidiaries of the Registrant.

            23          Consent of Arthur Andersen LLP.

            24          Powers of Attorney.

            27          Financial Data Schedule (electronic
                        filing only).


*These exhibits relate to the compensation plans and arrangements of the company.



(b) Reports on Form 8-K -

    No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

Report of Independent Public Accountants On Financial Statement Schedule

To Kerr-McGee Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Kerr-McGee Corporation's 1995 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1996. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the adoption of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1995 as discussed in Note 3 to the financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule of Valuation Accounts and Reserves is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                 (ARTHUR ANDERSEN LLP)
                                  ARTHUR ANDERSEN LLP




Oklahoma City, Oklahoma,
  February 16, 1996

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

Year Ended December 31, 1995
a. Deducted from asset accounts
   Allowance for doubtful notes
     and accounts receivable        $ 11           $  3              $  1           $  1            $ 14
   Warehouse inventory obsolescence    2              1                 -              -               3
                                    $ 13           $  4              $  1           $  1            $ 17

b. Not deducted from asset accounts
   Environmental                    $166           $121              $  4 (A)       $ 61            $230
   Postretirement benefits           108             12                (1)(A)          7             112
   Oil and gas site dismantlement
     and coal site reclamation and
     restoration                      94             12                 -              3             103
   Surface mine stripping cost        12             37                 -             33              16
   Pension benefits                    9              4                 -              2              11
   Other                               8              1                (2)(A)          1               6
                                    $397           $187              $  1           $107            $478


Year Ended December 31, 1994
a. Deducted from asset accounts
   Allowance for doubtful notes
     and accounts receivable        $  5          $  9               $  -           $  3            $ 11
   Warehouse inventory obsolescence    1             1                  -              -               2
                                    $  6          $ 10               $  -           $  3            $ 13

b. Not deducted from asset accounts
   Environmental                    $255          $ 21               $(50)(A)       $ 60            $166
   Postretirement benefits           103            11                  -              6             108
   Oil and gas site dismantlement
     and coalsite reclamation and
     restoration                      81            13                  3 (B)          3              94
   Surface mine stripping cost        14            30                  -             32              12
   Pension benefits                    -             4                  6 (C)          1               9
   Other                               7             2                  -              1               8
                                    $460          $ 81               $(41)          $103            $397

Year Ended December 31, 1993
a. Deducted from asset accounts
   Allowance for doubtful notes
     and accounts receivable       $  3           $  2               $  -           $  -            $  5
   Warehouse inventory obsolescence   1              1                  -              1               1
                                   $  4           $  3               $  -           $  1            $  6

b. Not deducted from asset accounts
   Environmental                   $281           $  3               $ (1)(A)       $ 28            $255
   Postretirement benefits           99             11                  -              7             103
   Oil and gas site dismantlement
     and coal site reclamation and
     restoration                     71             12                  2 (B)          4              81
   Surface mine stripping cost       15             27                  -             28              14
   Petroleum product pricing          2              -                  -              2               -
   Other                              8              1                 (1)             1               7
                                   $476           $ 54               $  -           $ 70            $460



(A) Transfer (to) from current liabilities.
(B) Obligation assumed in connection with property acquisitions.
(C) Additional minimum liability offset by an intangible asset in deferred charges.

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



                              KERR-McGEE CORPORATION




                              By:  Frank A. McPherson*
                                   Frank A. McPherson,
                                   Chairman of the Board and
                                     Chief Executive Officer




March 29, 1996                By: (John C. Linehan)
     Date                          John C. Linehan,
                                   Senior Vice President and
                                     Chief Financial Officer




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



                              By:  Bennett E. Bidwell*
                                   Bennett E. Bidwell, Director


                              By:  E. H. Clark, Jr.*
                                   E. H. Clark, Jr., Director


                              By:  Luke R. Corbett*
                                   Luke R. Corbett, Director


                              By:  Martin C. Jischke*
                                   Martin C. Jischke, Director


                              By:  Robert S. Kerr, Jr.*
                                   Robert S. Kerr, Jr., Director


March 29, 1996                By:  Frank A. McPherson*
    Date                           Frank A. McPherson, Director


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