Form 10-Q
period 1996-03-31
KERR MCGEE CORP
filed 1996-05-15
CIK 55458

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1996

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

                     Yes   X        No

Number of shares of common stock, $1.00 par value, outstanding as of April 30, 1996: 50,066,693

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                             Three Months Ended
                                                  March 31,
(Millions of dollars,
 except per-share amounts)                     1996      1995

Sales                                      $  454.8   $ 452.0

Costs and Expenses
 Costs and operating expenses                 250.2     246.3
 Selling, general, and administrative
   expenses                                    23.2      18.3
 Depreciation and depletion                    65.6      79.2
 Exploration, including dry holes and
   amortization of undeveloped leases          22.5      21.2
 Provision for environmental reclamation
   and remediation of inactive sites            9.2       8.1
 Taxes, other than income taxes                17.1      16.0
 Interest and debt expense                     12.3      18.6
     Total Costs and Expenses                 400.1     407.7

                                               54.7      44.3
Other Income                                   15.3       8.2

Income from Continuing Operations
 before Income Taxes                           70.0      52.5
Provision for Income Taxes                     22.1      15.7

Income from Continuing Operations              47.9      36.8

Income from Discontinued Operations (net of
 provision for income taxes of $.5 in 1995)       -        .9

Net Income                                    $47.9     $37.7

Net Income per Common Share
 Continuing operations                        $ .94     $ .71
 Discontinued operations                          -       .02

   Total                                      $ .94     $ .73

Cash Dividends Declared per Common Share      $ .41     $ .38

Average Number of Shares Outstanding
  (thousands)                                50,562    51,706


The accompanying notes are an integral part of this statement.

The 1995 amounts have been restated to conform with the current year presentation.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                             March 31,      Dec 31,
(Millions of dollars)                           1996         1995
ASSETS
Current Assets
 Cash                                       $   63.5      $   87.3
 Notes and accounts receivable                 337.2         333.4
 Inventories                                   227.0         221.0
 Deposits and prepaid expenses                  95.7         121.9
     Total Current Assets                      723.4         763.6

Property, Plant, and Equipment               5,770.4       5,767.4
 Less reserves for depreciation,
   depletion, and amortization               3,566.4       3,557.0
                                             2,204.0       2,210.4

Investments and Other Assets                   220.6         239.0

                                            $3,148.0      $3,213.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Short-term borrowings                      $   59.1      $   94.0
 Accounts payable                              240.4         296.6
 Current portion of long-term debt               9.1           7.5
 Other current liabilities                     194.5         176.2
     Total Current Liabilities                 503.1         574.3

Long-Term Debt                                 645.0         632.2

Deferred Credits and Reserves                  606.5         591.1

Stockholders' Equity
 Common stock, par value $1 - 150,000,000
   shares authorized, 53,658,142 shares
   issued at 3-31-96 and 53,513,888 shares
   issued at 12-31-95                           53.7          53.5
 Capital in excess of par value                324.9         318.2
 Preferred stock purchase rights                  .5            .5
 Retained earnings                           1,236.0       1,209.0
 Unrealized gain on securities
   available-for-sale                           24.3          25.9
 Common shares in treasury, at cost -
   3,371,365 shares at 3-31-96
   and 2,444,690 at 12-31-95                  (168.9)       (110.5)
 Deferred compensation                         (77.1)        (81.2)
     Total Stockholders' Equity              1,393.4       1,415.4

                                            $3,148.0      $3,213.0

 The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

 The accompanying notes are an integral part of this statement.

 The 1995 amounts have been restated to conform with the current year presentation.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                 Three Months Ended
                                                      March 31,
(Millions of dollars)                              1996       1995

Operating Activities
Net income                                        $47.9      $37.7
Adjustments to reconcile to net cash
 provided by operating activities -
   Depreciation, depletion, and amortization       68.1       91.2
   Deferred income taxes                           15.6       15.6
   Realized gain on available-for-sale securities  (9.0)         -
   Provision for reclamation and remediation
     of inactive sites                              9.2        8.1
   Noncash items affecting net income               6.5        8.8
   Other net cash provided by operating activitie  11.0        5.9
     Net Cash Provided by Operating Activities    149.3      167.3

Investing Activities
Capital expenditures                             (101.4)    (124.2)
Proceeds from the sale of available-for-sale
 securities                                         9.8          -
Decrease in investments                             3.7       41.0
Other investing activities                          6.0       16.4
     Net Cash Used in Investing Activities        (81.9)     (66.8)


Financing Activities
Decrease in short-term borrowings                 (34.9)     (73.5)
Issuance of long-term debt                         16.6          -
Purchase of treasury stock                        (58.3)         -
Dividends paid                                    (21.3)     (19.6)
Other financing activities                          6.7         .9
     Net Cash Used in Financing Activities        (91.2)     (92.2)

Net Increase (Decrease) in Cash and Cash
  Equivalents                                     (23.8)       8.3

Cash and Cash Equivalents at Beginning of Period   87.3        80.8

Cash and Cash Equivalents at End of Period        $63.5       $89.1


The accompanying notes are an integral part of this statement.

The 1995 amounts have been restated to conform with the current year presentation.

         KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996


A. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

     Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was effective January 1, 1996. This statement prescribes an alternate method of accounting for stock-based compensation awards under which the fair value of stock-based compensation awards is recognized as expense over the vesting period of the award. The company has elected not to apply this optional accounting treatment.

B. After adding the dilutive effect of the conversion of options to the weighted average number of shares outstanding, the shares used to compute net income per common share were 50,852,508 and 51,816,492 for the three months ended March 31, 1996 and 1995, respectively.

C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:
                                   Three Months Ended
                                        March 31,
          (Millions of dollars)     1996       1995

          Income taxes             $ 1.6       $ 3.0
          Interest                  12.4       15.6


D. The company held U.S. government obligations and equity securities considered to be available for sale at March 31, 1996 and December 31, 1995. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company held no securities classified as held to maturity or trading during the respective periods. At March 31, 1996 and December 31, 1995, these financial instruments were as follows:

                                      March 31, 1996                  December 31, 1995
                                      Fair  Gross Unrealized               Fair  Gross Unrealized
(Millions of dollars)         Cost   Value    Holding Gains       Cost    Value   Holding Gains

Equity Securities            $ 9.4   $48.6       $39.2           $11.6    $53.4     $41.8
U.S. Government Obligations
 Maturing within one year     26.8    26.8           -             9.6      9.6         -
 Maturing between one
   and four years              2.0     2.0           -            17.1     17.2        .1

     Total                   $38.2   $77.4       $39.2           $38.3    $80.2     $41.9

     During the first quarter of 1996, the company sold equity securities considered to be available for sale. Proceeds from the sale totaled $11.2 million, resulting in a realized gain of $9 million before income taxes. The average cost of the securities was used in computing the realized gain.

     Equity securities are carried in the Consolidated Balance Sheet as Investments and Other Assets. U.S. government obligations are carried as Current Assets or Investments and Other Assets, depending upon their maturity. The change in the equity component for unrealized holding gains and losses, net of income taxes, for the first quarter of 1996 and 1995 was as follows:

                                            Three Months Ended
                                                 March 31,
          (Millions of dollars)            1996           1995

          Balance, January 1              $25.9          $11.5
            Net realized gains             (5.6)             -
            Net unrealized holding gains    4.0            2.3
          Balance, March 31               $24.3          $13.8

E. The net hedging loss recognized during the first quarter 1996 for crude oil and natural gas totaled $14.9 million.

F.   CONTINGENCIES

     WEST CHICAGO -

     In 1973, a wholly owned subsidiary, Kerr-McGee Chemical Corporation
     (KMCC), closed an operation in West Chicago, Illinois, that processed thorium ores. Operations resulted in some low-level radioactive contamination at the site. In 1979, KMCC filed a plan with the Nuclear Regulatory Commission to decommission the facility. The State of Illinois (the State) now has jurisdiction over the site and requires offsite disposal of contaminated material. The following discusses the current status of various matters associated with this closed facility.

     Decommissioning - In 1994, KMCC, the City of West Chicago, and the State executed a Settlement Agreement (the Agreement) regarding the decommissioning of the closed West Chicago facility. Pursuant to the Agreement, KMCC built or leased appropriate support facilities and began shipping material from the site to a licensed permanent disposal facility in Utah during 1994. Although shipments continue, the State has not yet issued a license amendment that would permit KMCC to complete the decommissioning work.

     Under the Illinois Uranium and Thorium Mill Tailings Control Act (the
     Act), KMCC is obligated to pay an annual storage fee of $2 per cubic foot of byproduct material located at the former facility. Under the Agreement, the amount of the storage fee paid each year shall not exceed $26 million, and all amounts paid pursuant to the Act are to be reimbursed to KMCC as decommissioning expenditures are incurred. As of April 1996, KMCC has received reimbursement for all amounts paid under the Act to the State and will continue to seek reimbursement for future amounts paid under the Act as decommissioning costs are incurred.

     The aggregate cost to decommission the former facility is difficult to estimate because of the many contingencies, including the terms of the license amendment required to complete the decommissioning process. Decommissioning costs to KMCC will be reduced by any amounts recovered pursuant to the Federal Energy Policy Act of 1992 (which could total up to $42 million, of which $18 million had been received through the first quarter 1996). At March 31, 1996, the remaining reserves provided for the cost to decommission the site under the plan proposed by KMCC were $160 million (before any further recovery under the Energy Policy Act of 1992), payable over the time necessary to relocate the materials, which was estimated at year-end 1995 to take a minimum of four years and is dependent on receiving the necessary licensing amendment.

     Offsite Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and has designated KMCC as a potentially responsible party in these four areas. The EPA issued a unilateral administrative order for one of these areas (referred to as the residential area), which requires KMCC to conduct a removal action to excavate contaminated soils and to ship the soils elsewhere for disposal. At March 31, 1996, the remaining estimated cost to clean up the residential area was $16 million. Without waiving any of its rights or defenses, KMCC began the cleanup of this site in May 1995.

     Judicial Proceedings - Personal injury lawsuits have been filed against KMCC by certain residents of West Chicago seeking compensation for illnesses allegedly caused by exposure to thorium wastes from the former West Chicago facility. One case was settled in 1994 with a payment by KMCC. The remaining cases continue in the judiciary process. KMCC will continue its defense of these cases and its efforts to recover insurance proceeds from policies on the former facility.

     SUMMARY -

     The plants and facilities of the company and its subsidiaries are subject to various environmental laws and regulations. The company or its subsidiaries have been notified that they may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites and former plant sites. At March 31, 1996, the remaining reserves provided for the cost to investigate and/or remediate all presently identified sites of former or current operations, including $176 million for the former facility and offsite areas in West Chicago, were $298 million. Expenditures through March 31, 1996, totaled $294 million.

     In addition to the environmental issues previously discussed, the company or its subsidiaries are also a party to a number of other legal proceedings pending in various courts or agencies in which the company or a subsidiary appears as plaintiff or defendant. Because of continually changing laws and regulations, the nature of the company's businesses, and pending legal proceedings, it is not possible to reliably estimate the amount or timing of all future expenditures relating to environmental and other contingencies. The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. Although management believes, after consultation with general counsel, that adequate reserves have been provided for all known contingencies, the ultimate cost will depend on the outcomes of above-noted uncertainties. Therefore, it is possible that additional reserves could be required in the future that could have a material effect on results of operations in a particular quarter or annual period. However, the ultimate resolution of these commitments and contingencies, to the extent not previously provided for, should not have a material adverse effect on the company's financial position.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 1996 Results with 1995 Results

CONSOLIDATED OPERATIONS

First-quarter 1996 net income totaled $47.9 million, compared with 1995 first quarter income from continuing operations of $36.8 million. Net income for the 1995 first quarter was $37.7 million.

Operating profit in the 1996 first quarter increased 5%, compared with the same 1995 period. Results from exploration and production and coal operations improved, while chemicals was approximately the same as for the 1995 quarter. The increase in operating profit was due primarily to higher crude oil and natural gas sales prices, higher pigment sales prices, higher coal sales volumes, and lower depreciation and depletion expense. Partially offsetting were lower crude oil, natural gas, and pigment sales volumes.

First-quarter 1996 net nonoperating expense was $15.3 million, compared with $28.7 million for the 1995 quarter. The decrease was due primarily to the realized gains on available-for-sale securities and lower interest expense.

The provision for income taxes was $22.1 million, compared with $15.7 million for the 1995 first quarter. The increase was due to higher pretax income and a higher effective tax rate.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the first quarter of 1996, compared with the same period last year.
                                             Three Months Ended
                                                  March 31,
(Millions of dollars)                          1996      1995(2)

Sales
    Exploration and production(1)            $189.8    $171.5
    Chemicals                                 175.2     193.8
    Coal                                       89.7      86.7
    Other                                        .1         -
      Total Sales                            $454.8     $452.0

Operating Profit (Loss)
    Exploration and production               $ 34.6    $ 31.9
    Chemicals                                  30.6      31.3
    Coal                                       18.0      17.1
    Other                                       2.1        .9
      Total Operating Profit                   85.3      81.2
Nonoperating Expense                           15.3      28.7
Income from Continuing Operations
   before Income Taxes                         70.0      52.5
Provision for Income Taxes                     22.1      15.7
Income from Continuing Operations              47.9      36.8
Discontinued Operations, Net of Tax               -        .9
Net Income                                   $ 47.9    $ 37.7


(1)Includes sales of primarily crude oil to discontinued operations in the amount of $37.6 for the three months ended March 31, 1995.
(2)The 1995 amounts have been restated to conform with the current year presentation.


Exploration and Production -

Operating profit for the first quarter of 1996 was $34.6 million, compared with $31.9 million for the same 1995 period. First-quarter 1996 operating profit was up due primarily to higher crude oil and natural gas sales prices and lower depreciation and depletion expense, partially offset by lower crude oil and natural gas sales volumes.

Revenues were $189.8 million and $171.5 million for the three months ended March 31, 1996 and 1995, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for the first quarter of 1996 and 1995.

                                   Three Months Ended     Percent
                                        March 31,         Increase
                                      1996      1995     (Decrease)

Crude oil sales
 (thousands of bbls/day)
    United States                     27.1      30.0        (10)
    Canada                             4.2       4.7        (11)
    North Sea                         32.0      38.7        (17)
      Total                           63.3      73.4        (14)

Average crude oil sales price
 (per barrel)
    United States                   $16.33    $15.68          4
    Canada                           14.75     14.98         (2)
    North Sea                        16.67     16.11          3
     Average                        $16.39    $15.86          3

Natural gas sold (MMCF/day)
    United States                      189       241        (22)
    Canada                              35        52        (33)
    North Sea                           35        19         84
      Total                            259       312        (17)

Average natural gas sales price
 (per MCF)
    United States                   $ 1.93    $ 1.41         37
    Canada                            1.10       .85         29
    North Sea                         2.48      2.76        (10)
      Average                       $ 1.89    $ 1.40         35

Chemicals -

Chemicals' first-quarter 1996 operating profit was $30.6 million on revenues of $175.2 million, compared with operating profit of $31.3 million on revenues of $193.8 million for the same 1995 quarter. Revenues declined primarily due to lower pigment sales volumes, partially offset by higher pigment prices. Operating profit declined due to the lower revenues and higher per-unit production costs.

Coal -

First-quarter 1996 coal operating profit was $18 million on revenues of $89.7 million, compared with operating profit of $17.1 million on revenues of $86.7 million for the same 1995 quarter. The increased revenues resulted from higher sales volumes and prices. Operating profit increased primarily due to higher revenues.


Financial Condition

At March 31, 1996, the company's net working capital was $220.3 million, compared with $189.3 million at December 31, 1995. The current ratio was 1.4 to 1 at March 31, 1996, compared with 1.3 to 1 at December 31, 1995, and 1.2 to 1 at March 31, 1995. The company's percentage of total debt to total capitalization was 34% at both March 31,1996, and December 31, 1995, compared with 37% at March 31, 1995.

For the first three months of 1996, net cash provided by operating activities was $149.3 million, compared with $167.3 million for the same 1995 period. The decrease was principally due to lower depreciation, depletion, and amortization.

The company had unused lines of credit and revolving credit facilities of $676.4 million at March 31, 1996. Of this amount, $330 million and $230 million can be used to support commercial paper borrowings of Kerr-McGee Credit Corporation and Kerr-McGee (U.K.) PLC, respectively.

First-quarter 1996 cash capital expenditures totaled $101.4 million, compared with $124.2 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico, North Sea, and offshore China, were 76% of the 1996 amount. Chemicals expenditures were 17% of the total. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective long- and/or short-term borrowings.

During the first quarter 1996, the company purchased 929,500 shares of its stock at a cost of $58.5 million. Through March 31, 1996, 1.8 million shares were purchased at a cost of $106.4 million since initiation of the stock repurchase program in October 1995.

The company has been litigating claims for environmental coverage against a number of its insurance carriers and has recently settled some of these claims. As a result, during the second half of 1996 the company anticipates receiving approximately $40 million ($25 million after tax). Litigation is still pending and negotiations will continue with the other insurance carriers.


                   PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     The company continues its efforts to obtain the necessary approvals to decommission a facility located in West Chicago, Illinois, which processed thorium ores and was closed in 1973. Currently, the State of Illinois has jurisdiction of this site, and the company has agreed to offsite disposal of the waste material.

     For a discussion of contingencies, including a detailed discussion of the West Chicago matter, reference is made to Part I, Item 3, of the company's Form 10-K for the year ended December 31, 1995. For the report on the current status of these matters, reference is made to Note F to the Consolidated Financial Statements of this Form 10-Q.

Item 4.     Submission of Matters to a Vote of Security Holders.

     (a)  The 1996 annual meeting of stockholders was held on May 14, 1996.

     (b)  The following matters were voted upon at the annual meeting:

          (1) Following are the directors elected at the 1996 annual meeting and the tabulation of votes related to each nominee.
                                                    Votes
                                   Affirmative     Withheld

         Paul M. Anderson           44,021,092      573,892
         Bennett E. Bidwell         44,406,289      188,695
         Earnest H. Clark, Jr.      44,381,638      213,346
         Luke R. Corbett            44,417,594      177,390
         Martin C. Jischke          44,410,765      184,219
         Robert S. Kerr, Jr.        44,414,043      180,941
         Frank A. McPherson         44,409,124      185,860
         William C. Morris          44,443,630      151,354
         John J. Murphy             44,413,367      181,617
         John J. Nevin              44,403,944      191,040
         Richard M. Rompala         44,023,216      571,768
         Farah M. Walters           44,408,041      186,943

          (2) The stockholders ratified the appointment of Arthur Andersen LLP as independent public accountants for 1996. Affirmative votes were 44,432,470; negative votes were 83,509; and abstentions were 79,005.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits -

               None

          (b)  Reports on Form 8-K

               None

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     KERR-McGEE CORPORATION


Date May 15, 1996               By:  (John M. Rauh)
                                      John M. Rauh
                                        Vice President and Controller
                                        and Chief Accounting Officer