Form 10-Q
period 1996-06-30
KERR MCGEE CORP
filed 1996-08-14
CIK 55458

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1996

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

Registrant's telephone number, including area code(405) 270-1313


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X        No

Number of shares of common stock, $1.00 par value, outstanding as of July 31, 1996: 49,205,158

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)

                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
(Millions of dollars,
except per-share amounts)          1996      1995      1996      1995

Sales                            $470.2    $442.2    $925.0    $894.2

Costs and Expenses
 Costs and operating expenses     261.8     241.1     512.0     487.4
 Selling, general, and
   administrative expenses         53.4      20.8      76.6      39.1
 Depreciation and depletion        68.1      75.4     133.7     154.6
 Exploration, including dry holes
   and amortization of
   undeveloped leases              29.6      22.6      52.1      43.8
 Provision for environmental
   reclamation and remediation
   of inactive sites                5.0       6.5      14.2      14.6
 Taxes, other than income taxes    17.2      17.2      34.3      33.2
 Interest and debt expense         12.6      16.3      24.9      34.9
     Total Costs and Expenses     447.7     399.9     847.8     807.6

                                   22.5      42.3      77.2      86.6
Other Income                       50.4       6.3      65.7      14.5

Income from Continuing
 Operations before
 Income Taxes                      72.9      48.6     142.9     101.1
Provision for Income Taxes         22.2      13.4      44.3      29.1

Income from Continuing Operations  50.7      35.2      98.6      72.0

Income from Discontinued
 Operations (net of provision
 for income taxes of $5.9 and
 $6.4 for the three and six
 months ended June 30, 1995,
 respectively)                        -       9.5         -      10.4

Net Income                       $ 50.7    $ 44.7    $ 98.6    $ 82.4

Net Income per Common Share
 Continuing operations           $ 1.01    $  .68    $ 1.95    $ 1.39
 Discontinued operations              -       .18         -       .20

   Total                         $ 1.01    $  .86    $ 1.95    $ 1.59

Cash Dividends Declared per
 Common Share                    $  .41    $  .38    $  .82    $  .76

Average Number of Shares
 Outstanding (thousands)         49,791    51,786    50,176    51,746


The accompanying notes are an integral part of this statement.

The 1995 amounts have been restated to conform with the current-year presentation.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                            June 30,   December 31,
(Millions of dollars)                           1996         1995

ASSETS

Current Assets
 Cash                                       $   83.6      $  87.3
 Notes and accounts receivable                 369.3        333.4
 Inventories                                   228.5        221.0
 Deposits and prepaid expenses                  90.3        121.9
     Total Current Assets                      771.7        763.6

Property, Plant, and Equipment               5,661.2      5,767.4
 Less reserves for depreciation,
   depletion, and amortization               3,438.1      3,557.0
                                             2,223.1      2,210.4

Investments and Other Assets                   197.9        239.0

                                            $3,192.7     $3,213.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Short-term borrowings                      $  111.0      $  94.0
 Accounts payable                              258.3        296.6
 Current portion of long-term debt               1.6          7.5
 Other current liabilities                     212.2        176.2
     Total Current Liabilities                 583.1        574.3

Long-Term Debt                                 624.8        632.2

Deferred Credits and Reserves                  614.2        591.1

Stockholders' Equity
 Common stock, par value $1 - 150,000,000
   shares authorized, 53,678,258 shares
   issued at 6-30-96 and 53,513,888 at
   12-31-95                                     53.7         53.5
 Capital in excess of par value                325.7        318.2
 Preferred stock purchase rights                  .5           .5
 Retained earnings                           1,266.0      1,209.0
 Unrealized gain on available-for-sale
   securities                                   20.0         25.9
 Common shares in treasury, at cost
   - 4,175,365 shares at 6-30-96 and
   2,444,690 at 12-31-95                      (218.3)      (110.5)
 Deferred compensation                         (77.0)       (81.2)
     Total Stockholders' Equity              1,370.6      1,415.4

                                            $3,192.7     $3,213.0

 The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

 The accompanying notes are an integral part of this statement.

 The 1995 amounts have been restated to conform with the current-year presentation.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                            Six Months Ended
                                                June 30,
(Millions of dollars)                        1996      1995

Operating Activities
Net income                                 $ 98.6    $ 82.4
Adjustments to reconcile to net cash
 provided by operating activities -
   Depreciation, depletion,
     and amortization                       138.5     176.9
   Deferred income taxes                     24.1      17.3
   Realized gain on
     available-for-sale securities          (16.9)        -
   Provision for reclamation and
     remediation of inactive sites           14.2      14.6
   Noncash items affecting net income         1.2      13.0
   Other net cash provided by
     (used in) operating activities          30.6      (4.1)
       Net Cash Provided by
         Operating Activities               290.3     300.1

Investing Activities
Capital expenditures                       (206.4)   (259.3)
Proceeds from the sales of
 available-for-sale securities               19.5         -
Proceeds from sales of exploration
 and production assets                       14.0         -
Proceeds from sales of refining
 and marketing assets                          .7      79.9
Decrease in investments                       5.7      45.6
Other investing activities                    9.7       (.3)
     Net Cash Used in Investing
       Activities                          (156.8)   (134.1)


Financing Activities
Increase (decrease) in short-term
 borrowings                                  17.0    (118.4)
Issuance of long-term debt                   24.2         -
Purchase of treasury stock                 (108.1)        -
Dividends paid                              (42.2)    (39.3)
Repayment of debt                           (35.8)    (11.3)
Other financing activities                    7.7       5.8
     Net Cash Used in Financing
       Activities                          (137.2)   (163.2)

Net Increase (Decrease) in Cash
 and Cash Equivalents                        (3.7)      2.8

Cash and Cash Equivalents at
 Beginning of Period                         87.3      80.8

Cash and Cash Equivalents at
 End of Period                              $83.6     $83.6


The accompanying notes are an integral part of this statement.

The 1995 amounts have been restated to conform with the current-year presentation.

                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


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

B. After adding the dilutive effect of the conversion of options to the weighted average number of shares outstanding, the shares used to compute net income per common share were 50,060,745 and 51,974,852 for the three months ended June 30, 1996 and 1995, respectively, and 50,453,791 and 51,884,476 for the six months ended June 30, 1996 and 1995, respectively.

C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                      Six Months Ended
                                          June 30,
    (Millions of dollars)          1996           1995

    Income taxes                  $14.4          $17.5
    Interest                       30.9           37.5

D. The company held U.S. government obligations and equity securities considered to be available for sale at June 30, 1996, and December 31, 1995. These financial instruments are carried in the Consolidated Balance Sheet at fair value, based on quoted market prices. The company held no securities classified as held to maturity or trading during the periods presented. At June 30, 1996, and December 31, 1995, these financial instruments were as follows:


                            June 30, 1996                 December 31, 1995
                              Fair   Gross Unrealized        Fair   Gross Unrealized
(Millions of dollars)  Cost   Value  Holding Gains    Cost   Value  Holding Gains

Equity Securities      $7.3   $39.6    $32.3         $11.6   $53.4     $41.8
U.S. Government
 Obligations
   Maturing within
     one year          28.9    28.9        -           9.6     9.6         -
   Maturing between
     one and four
     years                -       -        -          17.1    17.2        .1

   Total              $36.2   $68.5    $32.3         $38.3   $80.2     $41.9


          During 1996, the company sold equity securities considered to be available for sale. Proceeds from the sale for the first six months of 1996 totaled $21 million, resulting in a realized gain of $16.9 million before income taxes. The average cost of the securities was used in computing the realized gain.

          Equity securities are carried in the Consolidated Balance Sheet as Investments and Other Assets. U.S. government obligations are carried as Current Assets or Investments and Other Assets, depending upon their maturity. The change in the equity component for unrealized holding gains and losses, net of income taxes, for the first six months of 1996 and 1995 was as follows:

                                             Six Months Ended
                                                 June 30,
          (Millions of dollars)            1996           1995

          Balance, January 1              $25.9          $11.5
            Net realized gains             (5.6)             -
            Net unrealized holding gains    4.0            2.3
          Balance, March 31                24.3           13.8
            Net realized gains             (5.5)             -
            Net unrealized holding gains    1.2            3.2
          Balance, June 30                $20.0          $17.0

E. The company uses futures and options contracts to hedge the effect of the price volatility of crude oil and natural gas. Net hedging losses on crude oil and natural gas recognized for the first six months and second quarter of 1996 were $22 million and $7.1 million, respectively. The effect of the losses was to reduce the company's average gross margin for crude oil by $1.03 per barrel for the first half of 1996 and $.60 per barrel for the second quarter. The negative impact on the company's average gross margin for domestic gas was $.28 and $.20 per MCF for the first six months and the second quarter of 1996, respectively.

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

          Under the Illinois Uranium and Thorium Mill Tailings Control Act (the Act), KMCC is obligated to pay an annual storage fee of $2 per cubic foot of byproduct material located at the former facility. Under the Agreement, the amount of the storage fee paid each year shall not exceed $26 million, and all amounts paid pursuant to the Act are to be reimbursed to KMCC as decommissioning expenditures are incurred. As of August 1996, KMCC has received reimbursement for all amounts paid under the Act to the State and will continue to seek reimbursement for future amounts paid under the Act as decommissioning costs are incurred.

          The aggregate cost to decommission the former facility is difficult to estimate because of the many contingencies, including the terms of the license amendment required to complete the decommissioning process. Decommissioning costs to KMCC will be reduced by any amounts recovered pursuant to the Federal Energy Policy Act of 1992 (which could total up to $42 million, of which $18 million has been received through the second 1996 quarter). At June 30, 1996, the remaining reserves provided for the cost to decommission the site under the plan proposed by KMCC were $156 million (before any further recovery under the Energy Policy Act of 1992), payable over the time necessary to relocate the materials, which was estimated at year-end 1995 to take a minimum of four years and is dependent on receiving the necessary licensing amendment.

          Offsite Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and has designated KMCC as a potentially responsible party in these four areas. The EPA issued a unilateral administrative order for one of these areas (referred to as the residential area), which requires KMCC to conduct a removal action to excavate contaminated soils and to ship the soils elsewhere for disposal. At June 30, 1996, the remaining estimated cost to clean up the residential area was $15 million. Without waiving any of its rights or defenses, KMCC began the cleanup of this site in May 1995.

          Judicial Proceedings - Reference is made to the Financial Condition section of Management's Discussion and Analysis for a discussion of the settlement of the personal injury lawsuits at West Chicago.

          OTHER -

          Reference is made to the Financial Condition section of Management's Discussion and Analysis for a discussion of the company's settlement with certain of its insurance carriers of the pending claims for environmental coverage.

          SUMMARY -

          The plants and facilities of the company and its subsidiaries are subject to various environmental laws and regulations. The company or its subsidiaries have been notified that they may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites and former plant sites. At June 30, 1996, the remaining reserves provided for the cost to investigate and/or remediate all presently identified sites of former or current operations, including $171 million for the former facility and offsite areas in West Chicago, were $292 million. Expenditures from inception through June 30, 1996, totaled $304 million.

          In addition to the environmental issues previously discussed, the company or its subsidiaries are also a party to a number of other legal proceedings pending in various courts or agencies in which the company or a subsidiary appears as plaintiff or defendant. Because of continually changing laws and regulations, the nature of the company's businesses, and pending legal proceedings, it is not possible to reliably estimate the amount or timing of all future expenditures relating to environmental and other contingencies. The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. Although management believes, after consultation with general counsel, that adequate reserves have been provided for all known contingencies, the ultimate cost will depend on the outcomes of the above-noted uncertainties. Therefore, it is possible that additional reserves could be required in the future that could have a material effect on results of operations in a particular quarter or annual period. However, the ultimate resolution of these commitments and contingencies, to the extent not previously provided for, should not have a material adverse effect on the company's financial position.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition.

Comparison of 1996 Results with 1995 Results

CONSOLIDATED OPERATIONS

Second-quarter 1996 net income totaled $50.7 million, compared with 1995 second-quarter income from continuing operations of $35.2 million. Including discontinued operations, net income for the 1995 second quarter was $44.7 million. For the first six months of 1996, net income was $98.6 million, up from 1995 six-month income from continuing operations of $72 million. Net income, including discontinued operations, for the first half of 1995 was $82.4 million.

Operating profit increased for both the second quarter and six months ended June 30, 1996, compared with the same 1995 periods. The improved results for both periods reflect higher crude oil and natural gas sales prices, lower depreciation and depletion, lower per-unit coal production costs, and higher coal sales volumes. Partially offsetting for both periods were lower crude oil and natural gas sales volumes, higher exploration costs, and higher feedstock and energy costs for the chemical pigment operations. Also offsetting for the second quarter were lower pigment sales prices.

Second-quarter 1996 nonoperating expense was $9.8 million, compared with $27.4 million for the 1995 quarter. For the first six months of 1996, nonoperating expense was $25.1 million, compared with $56.1 million for the same 1995 period. The decrease in both periods was due primarily to the settlement of certain insurance claims related to environmental sites, realized gains on equity securities, and lower interest expense. Partially offsetting were provisions for settled and pending litigation.

The provision for income taxes was $22.2 million and $44.3 million for the second quarter and first six months of 1996, respectively, compared with $13.4 million and $29.1 million for the respective 1995 periods. The increased tax provision for both periods was due to higher pretax income and higher effective tax rates.


SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the second quarter and first six months of 1996, compared with the same periods last year.

                                 Three Months Ended   Six Months Ended
                                      June 30,            June 30,
(Millions of dollars)              1996    1995(1)     1996    1995(1)

Sales
 Exploration and production(2)   $205.6   $170.4     $395.4   $341.9
 Chemicals                        173.2    183.7      348.4    377.5
 Coal                              91.3     87.9      181.0    174.6
 Other                               .1       .2         .2       .2
   Total Sales                   $470.2   $442.2     $925.0   $894.2

Operating Profit (Loss)
 Exploration and production      $ 36.1   $ 27.4     $ 70.7   $ 59.3
 Chemicals                         26.1     33.7       56.7     65.0
 Coal                              18.2     15.9       36.2     33.0
 Other                              2.3     (1.0)       4.4      (.1)
   Total Operating Profit          82.7     76.0      168.0    157.2
Nonoperating Expense                9.8     27.4       25.1     56.1
Income from Continuing
 Operations before Income Taxes    72.9     48.6      142.9    101.1
Provision for Income Taxes         22.2     13.4       44.3     29.1
Income from Continuing Operations  50.7     35.2       98.6     72.0
Discontinued Operations,
 Net of Tax                           -      9.5          -     10.4
Net Income                       $ 50.7   $ 44.7     $ 98.6   $ 82.4


(1)The 1995 amounts have been restated to conform with the current-year presentation.

(2)Includes sales of primarily crude oil to discontinued operations in the amounts of $48.7 and $86.3 million for the three and six months ended June 30, 1995, respectively.


Exploration and Production -

Operating profit for the second quarter of 1996 was $36.1 million, compared with $27.4 million for the same 1995 period. Operating profit for the first six months of 1996 and 1995 was $70.7 million and $59.3 million, respectively. The increase in operating profit for both 1996 periods was due to higher crude oil and natural gas sales prices and lower depreciation and depletion, which declined primarily due to properties held for sale. Partially offsetting were lower crude oil and natural gas sales volumes and higher exploration expense. Exploration expense increased due to higher dry hole cost, primarily in the North Sea.

Revenues were $205.6 million and $170.4 million for the three months ended June 30, 1996 and 1995, respectively, and $395.4 million and $341.9 million for the first six months of 1996 and 1995, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the second quarter and first six months of 1996 and 1995.

                                   Three Months Ended       Percent
                                        June 30,            Increase
                                      1996      1995       (Decrease)

Crude oil sales
 (thousands of bbls/day)
 United States                        27.3      29.0          (6)
 Canada                                3.5       4.5         (22)
 North Sea                            29.2      36.3         (20)
 China                                 4.7         -          NM
   Total                              64.7      69.8          (7)

Average crude oil sales price
 (per barrel)
 United States                      $18.76    $16.14          16
 Canada                              19.16     16.28          18
 North Sea                           18.69     17.28           8
 China                               18.48         -          NM
   Average                          $18.73    $16.74          12

Natural gas sold
 (MMCF/day)
 United States                         198       228         (13)
 Canada                                 30        43         (30)
 North Sea                              28        19          47
   Total                               256       290         (12)

Average natural gas sales price
 (per MCF)
   United States                    $ 1.88    $ 1.53          23
   Canada                             1.04       .89          17
   North Sea                          2.33      2.75         (15)
     Average                        $ 1.83    $ 1.51          21


                                    Six Months Ended        Percent
                                        June 30,            Increase
                                      1996      1995       (Decrease)

Crude oil sales
 (thousands of bbls/day)
 United States                        27.2      29.5          (8)
 Canada                                3.9       4.6         (15)
 North Sea                            31.5      37.5         (16)
 China                                 2.3         -          NM
   Total                              64.9      71.6          (9)

Average crude oil sales price
 (per barrel)
 United States                      $17.55    $15.90          10
 Canada                              16.75     15.62           7
 North Sea                           17.69     16.68           6
 China                               18.48         -          NM
   Average                          $17.61    $16.29           8

Natural gas sold
 (MMCF/day)
 United States                         193       235         (18)
 Canada                                 32        48         (33)
 North Sea                              32        18          78
   Total                               257       301         (15)

Average natural gas sales price
 (per MCF)
 United States                      $ 1.90    $ 1.47          29
 Canada                               1.07       .87          23
 North Sea                            2.41      2.75         (12)
   Average                          $ 1.86    $ 1.45          28


Chemicals -

Second-quarter 1996 operating profit totaled $26.1 million on revenues of $173.2 million, compared with operating profit of $33.7 million on revenues of $183.7 million for the 1995 quarter. For the first six months of 1996 and 1995, operating profit was $56.7 million and $65 million, respectively, on revenues of $348.4 million and $377.5 million, respectively. Revenues for the second quarter of 1996 decreased due to lower pigment sales prices and volumes. Revenues for the first six months of 1996 decreased due principally to lower pigment sales volumes. Operating profit for both 1996 periods decreased due primarily to higher feedstock and energy costs for pigment operations and lower revenues.

Coal -

Second-quarter 1996 operating profit was $18.2 million, compared with $15.9 million for the same 1995 quarter. For the first six months of 1996, operating profit was $36.2 million, compared with $33 million last year. Revenues were $91.3 million and $87.9 million for the second quarter of 1996 and 1995, respectively, and $181 million and $174.6 million for the first six months of 1996 and 1995, respectively. Revenues for the second quarter and the first six months of 1996 increased due to higher sales volumes. Operating profit for both 1996 periods increased due to lower per-unit production costs and higher revenues.


Financial Condition

At June 30, 1996, the company's net working capital position was $188.6 million, compared with $189.3 million at December 31, 1995. The current ratio was 1.3 to 1 at June 30, 1996, and December 31, 1995, compared with 1.2 to 1 at June 30, 1995. The company's percentage of total debt to total capitalization was 35% at June 30, 1996 and 1995, compared with 34% at December 31, 1995. For the first six months of 1996, net cash provided by operating activities was $290.3 million, compared with $300.1 million for the same 1995 period.

On June 3, 1996, the company and the Kerr-McGee Corporation Employee Stock Ownership Plan (ESOP) entered into an agreement under which Kerr-McGee, as sponsor of the ESOP, loaned the ESOP $24.5 million. The note bears interest at 6.85% and is payable to Kerr-McGee in installments beginning January 2, 1997. The note will be paid in full on January 2, 2005, which coincides with the expected allocation of shares held by the ESOP to participants. The ESOP used the proceeds of the loan to prepay a portion of the 9.47% Series A notes, which were guaranteed by the company and reflected in the company's balance sheet as long-term debt. The remaining $1.5 million Series A notes were paid as scheduled on July 1, 1996. The amount loaned by the company to the ESOP represents sponsor financing and, therefore, does not appear in the company's balance sheet. The 9.61% Series B notes remains outstanding and are also scheduled to be paid in full on January 2, 2005. The first payment of $1.5 million is due July 1, 1998.

The company had unused lines of credit and revolving credit facilities of $664 million at June 30, 1996. Of this amount, $305 million and $230 million can be used to support commercial paper borrowings of Kerr-McGee Credit Corporation and Kerr-McGee Oil (U.K.) PLC, respectively.

Cash capital expenditures for the first half of 1996 totaled $206.4 million, compared with $259.3 million for the same 1995 period. Exploration and production expenditures, principally in the Gulf of Mexico, North Sea, and offshore China, were 71% of the 1996 amount. Chemicals expenditures were 22% of the total. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective long- and/or short-term borrowings.

During the second quarter 1996, the company purchased 804,000 shares of its stock at a cost of $49.5 million. Through June 30, 1996, 2.6 million shares were purchased at a cost of $155.8 million since initiation of the stock repurchase program in October 1995.

In July 1996, KMCC settled all of the pending personal injury lawsuits related to the closed facility in West Chicago, Illinois, for $21 million. The plaintiffs had sought compensation for illnesses allegedly caused by exposure to thorium wastes from the closed facility. The settlements require a cash payment to each individual plaintiff, of which the majority will be paid during the third quarter.

The company has been litigating claims for environmental coverage against a number of its insurance carriers. During the 1996 second quarter, the company entered into settlement agreements with certain carriers that totaled $38.8 million, which was received in July 1996. Litigation is still pending and negotiations will continue with other insurance carriers.


                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          A Consent Decree was lodged by the U.S. government in U.S. vs Braselman Corporation, et al filed in the U.S. District Court for the Eastern District of Louisiana for the recovery of remediation costs incurred by the EPA at the Bayou Bonfouca Superfund site in Slidell, Louisiana. Under the Settlement Agreement, the Company agreed to contribute a net of $10 million ($6 million after income tax) to the cost of remediating this site.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits -

                 27.0 Financial Data Schedule

          (b) Reports on Form 8-K

                 On July 9, 1996, the company filed a report on Form 8-K, reporting Item 5, "Other Events," and Item 7, "Exhibits."


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     KERR-McGEE CORPORATION


Date August 14, 1996       By:  (John M. Rauh)
                                 John M. Rauh
                                   Vice President and Controller
                                   and Chief Accounting Officer