Form 10-Q
period 1996-09-30
KERR MCGEE CORP
filed 1996-11-14
CIK 55458

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

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

                                    Yes X No

Number of shares of common stock, $1.00 par value, outstanding as of October 31, 1996: 48,510,425

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
(Millions of dollars, except per-share amounts)                1996             1995              1996             1995
                                                            ------------------------        ---------------------------


Sales                                                       $ 487.6         $  444.1        $ 1,412.6        $  1,338.3
                                                            -------         --------        ---------        ----------

Costs and Expenses
    Costs and operating expenses                              261.0            252.2            773.0             739.6
    Selling, general, and administrative expenses              39.6             19.7            116.2              58.8
    Depreciation and depletion                                 81.2             81.6            214.9             236.2
    Asset impairment                                             -             227.4                -             227.4
    Exploration, including dry holes and
        amortization of undeveloped leases                     17.9             31.0             70.0              74.8
    Provision for environmental reclamation
        and remediation of inactive sites,
        net of reimbursements                                  11.4             27.5             25.6              42.1
    Taxes, other than income taxes                             17.1             16.0             51.4              49.2
    Interest and debt expense                                  13.6             13.5             38.5              48.4
                                                            -------         --------        ---------        ----------
           Total Costs and Expenses                           441.8            668.9          1,289.6           1,476.5
                                                            -------         --------        ---------        ----------

                                                               45.8           (224.8)           123.0            (138.2)
Other Income                                                   44.6              3.8            110.3              18.3
                                                            -------         --------        ---------        ----------

Income (Loss) from Continuing Operations
    before Income Taxes                                        90.4           (221.0)           233.3            (119.9)
Provision (Benefit) for Income Taxes                           28.1            (88.1)            72.4             (59.0)
                                                            -------         --------        ---------        ----------

Income (Loss) from Continuing Operations                       62.3           (132.9)           160.9             (60.9)

Income (Loss) from  Discontinued  Operations (net of benefit for income taxes of $5.9 and NIL for the three and nine
 months ended September 30, 1995, respectively)                   -            (10.2)               -                .2
                                                            -------         --------        ---------        ----------

Net Income (Loss)                                           $  62.3         $ (143.1)       $   160.9        $    (60.7)
                                                            =======         ========        =========        ==========

Net Income (Loss) per Common Share
    Continuing operations                                   $  1.27         $  (2.56)       $    3.22        $    (1.17)
    Discontinued operations                                       -             (.20)               -                 -
                                                            -------         --------        ---------        ----------

        Total                                               $  1.27         $  (2.76)       $    3.22        $    (1.17)
                                                            =======         ========        =========        ==========

Cash Dividends Declared per Common Share                    $   .41         $    .38        $    1.23        $     1.14

Average Number of Shares Outstanding
    (thousands)                                              48,901           51,858           49,751            51,783

The accompanying notes are an integral part of this statement.

The  1995  amounts  have  been   restated  to  conform  with  the   current-year
presentation.



                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  September 30,       December 31,
(Millions of dollars)                                                      1996               1995
                                                                ----------------------------------
ASSETS
Current Assets
    Cash                                                              $   159.9          $    87.3
    Notes and accounts receivable                                         360.5              333.4
    Inventories                                                           216.5              221.0
    Deposits and prepaid expenses                                          90.2              121.9
                                                                      ---------          ---------
           Total Current Assets                                           827.1              763.6
                                                                      ---------          ---------

Property, Plant, and Equipment                                          5,549.3            5,767.4
    Less reserves for depreciation,
       depletion, and amortization                                      3,372.3            3,557.0
                                                                      ---------          ---------
                                                                        2,177.0            2,210.4
                                                                      ---------          ---------

Investments and Other Assets                                              182.9              239.0
                                                                      ---------          ---------

                                                                      $ 3,187.0          $ 3,213.0
                                                                      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term borrowings                                             $   124.8          $    94.0
    Accounts payable                                                      245.6              296.6
    Current portion of long-term debt                                         -                7.5
    Other current liabilities                                             199.4              176.2
                                                                      ---------          ---------
           Total Current Liabilities                                      569.8              574.3
                                                                      ---------          ---------

Long-Term Debt                                                            625.4              632.2
                                                                      ---------          ---------

Deferred Credits and Reserves                                             640.6              591.1
                                                                      ---------          ---------

Stockholders' Equity
    Common stock, par value $1 - 150,000,000
       shares authorized, 53,727,107 shares issued at
       9-30-96 and 53,513,888 at 12-31-95                                  53.7               53.5
    Capital in excess of par value                                        327.8              318.2
    Preferred stock purchase rights                                          .5                 .5
    Retained earnings                                                   1,308.6            1,209.0
    Unrealized gain on available-for-sale securities                       10.0               25.9
    Common shares in treasury, at cost - 5,105,115
       shares at 9-30-96 and 2,444,690 at 12-31-95                       (273.9)            (110.5)
    Deferred compensation                                                 (75.5)             (81.2)
                                                                      ---------          ---------
           Total Stockholders' Equity                                   1,351.2            1,415.4
                                                                      ---------          ---------

                                                                      $ 3,187.0          $ 3,213.0
                                                                      =========          =========


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



                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Nine Months Ended
                                                                                 September 30,
(Millions of dollar)                                                         1996             1995
                                                                        --------------------------

Operating Activities
Net income (Loss)                                                         $ 160.9          $  (60.7)
Adjustments to reconcile to net cash
    provided by operating activities -
        Depreciation, depletion, and amortization                           222.0             264.2
        Deferred income taxes                                                37.1             (66.0)
        Realized gain on available-for-sale securities                      (22.9)                -
        Asset impairment                                                        -             227.4
        Gain on sale of refining and marketing operations                       -              (1.7)
        Provision for reclamation and remediation
           of inactive sites                                                 34.8              53.6
        Noncash items affecting net income                                   (7.7)             25.6
        Current tax effect on adjustments                                    15.5                 -
        Other net cash provided by (used in) operating activities            43.1            (134.6)
                                                                          -------          --------
           Net Cash Provided by Operating Activities                        482.8             307.8
                                                                          -------          --------

Investing Activities
Capital expenditures                                                       (298.2)           (368.9)
Proceeds from the sales of available-for-sale securities                     28.5                 -
Proceeds from sales of exploration and production assets                     26.5                 -
Proceeds from sales of refining and marketing assets                         12.7             386.1
Decrease in investments                                                       8.4              52.9
Other investing activities                                                    9.1               2.2
                                                                          -------          --------
           Net Cash Provided by (Used in) Investing Activities             (213.0)             72.3
                                                                          -------          --------


Financing Activities
Increase (decrease) in short-term borrowings                                 30.8            (219.9)
Issuance of long-term debt                                                   24.2                 -
Purchase of treasury stock                                                 (163.5)                -
Dividends paid                                                              (62.7)            (59.0)
Repayment of debt                                                           (35.8)            (90.4)
Other financing activities                                                    9.8               7.9
                                                                          -------          --------
           Net Cash Used in Financing Activities                           (197.2)           (361.4)
                                                                          -------          --------

Net Increase in Cash and Cash Equivalents                                    72.6              18.7

Cash and Cash Equivalents at Beginning of Period                             87.3              80.8
                                                                          -------          --------

Cash and Cash Equivalents at End of Period                                $ 159.9          $   99.5
                                                                          =======          ========



The accompanying notes are an integral part of this statement.

The  1995  amounts  have  been   restated  to  conform  with  the   current-year
presentation.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



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

B. After adding the dilutive effect of the conversion of options to the weighted average number of shares outstanding, the shares used to compute net income per common share were 49,128,607 and 52,089,204 for the three months ended September 30, 1996 and 1995, respectively, and 50,003,527 and 51,947,026 for the nine months ended September 30, 1996 and 1995, respectively.

C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                Nine Months Ended
                                                  September 30,
      (Millions of dollars)                   1996           1995
                                           ----------------------

      Income taxes                          $22.9             $47.3
      Interest                               42.2              51.3

D. The company held U.S. government obligations and equity securities considered to be available for sale at September 30, 1996, and December 31, 1995. These financial instruments are carried in the Consolidated Balance Sheet at fair value, based on quoted market prices. The company held no securities classified as held to maturity or trading during the periods presented. At September 30, 1996, and December 31, 1995, these financial instruments were as follows:




                                                   September 30, 1996                      December 31, 1995
                                             ---------------------------------      ---------------------------------
                                             Fair              Gross Unrealized     Fair              Gross Unrealized
      (Millions of dollars)                  Value    Cost      Holding Gains       Value     Cost      Holding Gains
                                             -----   ------   -----------------     -----    ------   ----------------

      Equity Securities                     $19.3     $ 3.2         $16.1          $53.4      $11.6        $41.8
      U.S. Government Obligations
         Maturing within one year            30.9      30.9             -            9.6        9.6            -
         Maturing between one
             and four years                     -         -             -           17.2       17.1           .1
                                            -----     -----         -----          -----      -----        -----

                Total                       $50.2     $34.1         $16.1          $80.2      $38.3        $41.9
                                            =====     =====         =====          =====      =====        =====


     During 1996, the company sold equity securities considered to be available for sale. Proceeds from the sale for the first nine months of 1996 totaled $28.3 million, resulting in a realized gain of $22.9 million before income taxes. The average cost of the securities was used in computing the realized gain. During 1996, the company donated 350,000 shares of its investment in equity securities to the Kerr-McGee Foundation Corporation, a tax-exempt entity whose purpose is to contribute to not-for-profit organizations. The fair value of these donated shares totaled $16.4 million, which includes appreciation of $13.4 million before income taxes.

     Equity securities are carried in the Consolidated Balance Sheet as Investments and Other Assets. U.S. government obligations are carried as Current Assets or Investments and Other Assets, depending upon their maturity. The change in the equity component for unrealized holding gains and losses, net of income taxes, for the first nine months of 1996 and 1995 was as follows:

                                                         Nine Months Ended
                                                            September 30,
      (Millions of dollars)                         1996                    1995
                                                 -------------------------------

      Balance, January 1                         $  25.9                 $  11.5
         Net realized gains                         (5.6)                     -
         Net unrealized holding gains                4.0                     2.3
                                                 -------                 -------
      Balance, March 31                             24.3                    13.8
         Net realized gains                         (4.8)                      -
         Net appreciation of donated securities      (.7)                      -
         Net unrealized holding gains                1.2                     3.2
                                                 -------                 -------
      Balance, June 30                              20.0                    17.0
         Net realized gains                         (3.8)                      -
         Net appreciation of donated securities     (7.6)                      -
         Net unrealized holding gains                1.4                     5.1
                                                 -------                 -------
      Balance, September 30                      $  10.0                 $  22.1
                                                 =======                 =======


E. The company uses futures and options contracts to hedge the effect of the price volatility of crude oil and natural gas. Net pre-tax hedging losses on crude oil and natural gas recognized for the first nine months and third quarter of 1996 were $30.2 million and $8.2 million, respectively. The effect of the losses was to reduce the company's average gross margin for crude oil by $.94 per barrel for the first nine months of 1996 and $.77 per barrel for the third quarter. The negative impact on the company's average gross margin for domestic gas was $.22 and $.13 per MCF for the nine months and the third quarter of 1996, respectively.

F. The company adopted the provisions of the Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," during the third 1995 quarter. In conjunction with the adoption of this statement, the company now evaluates impairment of its proved oil and gas assets on a field-by-field basis rather than the previously used area-of-interest basis. Chemical, coal, and other assets are evaluated on an individual asset basis or logical groupings of assets.

     As a result of this change in accounting principle in the 1995 third quarter, certain oil and gas fields in the United States and Canada and certain coal and other assets were deemed to be impaired because the assets were not expected to recover their entire carrying value through future cash flows. The write-down totaling $123.6 million and included in the income statement caption "Asset Impairment," was determined as the difference between the carrying value and the estimated fair value. The fair value for these impaired assets was generally determined based on the estimated present value of future cash flows. The asset impairment by business segment was $99.6 million for exploration and production, $22.9 million for coal, and $1.1 million for other.

     During the 1995 third quarter, the company's exploration and production operating unit announced a divestiture and restructuring program. Included in this program were a number of crude oil and natural gas properties that were considered nonstrategic. The majority of these properties were located onshore in the United States; however, certain of these properties were located in the Gulf of Mexico, Canada, and the North Sea. At the time the properties were determined to be nonstrategic, they comprised approximately 10% of the company's oil and gas reserves and accounted for 10% of the oil and gas production volumes and 5% of the company's annual cash flow. The carrying value of these assets totaled $172.2 million prior to the write-down discussed below.

     As a result of the divestiture program, which is expected to be essentially complete by year-end 1996, these nonstrategic oil and gas properties were written down to their estimated fair value less the cost to sell if the carrying value of the property exceeded such fair value net of the estimated cost of selling the property. The write-down on the properties totaled $103.8 million and has been included in the income statement as part of the expense caption "Asset Impairment."

     In connection with the divestiture program, the exploration and production operating unit implemented a restructuring program to reorganize its administrative and operating functions. In 1995, the company accrued a total of $6.2 million for future compensation, outplacement, and the cost of special termination benefits for retiring employees.

     In 1996, the company announced the relocation of its exploration and production operating unit to Houston, Texas. During the third quarter of 1996, $10 million was accrued for the costs associated with this relocation and restructuring. In addition, the company accrued $4 million for the anticipated shutdown of a railroad crosstie facility operated by the chemical business segment.

G.    CONTINGENCIES

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

      Under the  Illinois  Uranium and Thorium  Mill  Tailings  Control Act (the
      Act), KMCC is obligated to pay an annual storage fee of $2 per cubic foot of byproduct material located at the former facility. Under the Agreement, the amount of the storage fee paid each year shall not exceed $26 million, and all amounts paid pursuant to the Act are to be reimbursed to KMCC as decommissioning expenditures are incurred. As of October 1996, KMCC has received reimbursement for all amounts paid under the Act to the State and will continue to seek reimbursement for future amounts paid under the Act as decommissioning costs are incurred.

      The aggregate cost to decommission the former facility is difficult to estimate because of the many contingencies, including the terms of the license amendment required to complete the decommissioning process. Decommissioning costs to KMCC will be reduced by any amounts recovered pursuant to Title X of the Energy Policy Act of 1992, which was recently amended to increase the amount authorized to $65 million plus inflation adjustments. A total of $28 million has been received through the third quarter of 1996. At September 30, 1996, the remaining reserves provided for the cost to decommission the site under the plan proposed by KMCC were $161 million (before any further recovery under the Energy Policy Act of 1992), payable over the time necessary to relocate the materials, which was estimated at year-end 1995 to take a minimum of four years and is dependent on receiving the necessary licensing amendment.

      Offsite Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and has designated KMCC as a potentially responsible party in these four areas. The EPA issued unilateral administrative orders for two of these areas (referred to as the residential area and Reed-Keppler Park), which require KMCC to conduct removal actions to excavate contaminated soils and to ship the soils elsewhere for disposal. At September 30, 1996, the remaining estimated cost to clean up the residential area and Reed-Keppler Park was $12 million and $11 million, respectively. Without waiving any of its rights or defenses, KMCC began the cleanup of the residential area site in May 1995 and expects to begin the cleanup of the Reed-Keppler Park site later this year.

      Judicial Proceedings - Reference is made to the Financial Condition section of Management's Discussion and Analysis for a discussion of the settlement of the personal injury lawsuits at West Chicago.

      OTHER -

      In October 1996, the company agreed to merge its North American onshore oil and gas exploration and production operations into Devon Energy
      Corporation (Devon) in exchange for 9,954,000 shares of newly issued common stock, or 31% of Devon's total common shares outstanding. The company has named three additional directors to be appointed to Devon's current six-member board as of the effective date of the transaction. Kerr-McGee's representation on Devon's board of directors will be maintained in proportion to the ownership interest in Devon common stock. Kerr-McGee will account for the transaction as a nonmonetary exchange of similar productive assets in accordance with APB No. 29, "Accounting for Nonmonetary Transactions." Therefore, no gain or loss will be recognized. The company's interest in Devon will be accounted for by the equity method under APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." The merger has been approved by the boards of directors of both companies. The transaction, which is expected to close and become effective on December 31, 1996, is subject to approval by the majority of the holders of Devon common stock at a special stockholders' meeting on December 6, 1996.

      Reference is made to the Financial Condition section of Management's Discussion and Analysis for a discussion of the company's settlement with certain of its insurance carriers of the pending claims for environmental coverage.

      SUMMARY -

      The plants and facilities of the company and its subsidiaries are subject to various environmental laws and regulations. The company or its subsidiaries have been notified that they may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites and former plant sites. At September 30, 1996, the remaining reserves provided for the cost to investigate and/or remediate all presently identified sites of former or current operations, including $184 million for the former facility and offsite areas in West Chicago, were $299 million. Expenditures from inception through September 30, 1996, totaled $319 million.

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


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 1996 Results with 1995 Results

CONSOLIDATED OPERATIONS

Third-quarter 1996 net income totaled $62.3 million, compared with a 1995 third-quarter net loss of $143.1 million. Excluding unusual items, income from continuing operations was $57.7 million in the 1996 third quarter, compared with $28.1 million in the same 1995 period. For the first nine months of 1996, net income was $160.9 million, compared with a net loss of $60.7 million in the same 1995 period. Excluding unusual items and discontinued operations, income from continuing operations for the first nine months of 1996 totaled $152 million, compared with $100.1 million in 1995.

Unusual items were of both an operating and nonoperating nature. Unusual items affecting operating profit for both the 1996 third-quarter and nine-month periods were $10 million for the relocation of the exploration and production unit to Houston and $4 million for the anticipated shutdown of a railroad crosstie treatment facility. The unusual items affecting operating profit in the third quarter and the first nine months of 1995 included $227.4 million for asset impairment related to the adoption of FAS No. 121 and divestiture of certain oil and natural gas properties and $6.2 million for restructuring costs resulting from the divestiture program. See Note F to the Consolidated Financial Statements for a discussion of the items above. Unusual items benefiting nonoperating income in the 1996 third quarter were insurance settlements of $26.5 million and gains on sales of equity securities of $6 million, partially offset by environmental provisions (net of reimbursements) totaling $11.4 million. Unusual items benefiting nonoperating expense the first nine months of 1996 included insurance settlements of $65.3 million and gains on sales of equity securities of $22.9 million, partially offset by provisions for settled and pending litigation of $28.9 million, environmental provisions (net of reimbursements) totaling $25.8 million, and other provisions of $5.8 million. The unusual items affecting nonoperating expense in the third quarter and the first nine months of 1995 totaling $26.5 million related primarily to environmental provisions.

Operating profit in the 1996 third quarter was $89 million, compared with an operating loss of $173.8 million in the same 1995 quarter. After adjusting the third quarters of both years for unusual items, operating profit in the 1996 period was $103 million, up from $59.8 million in 1995. The improved results for the quarter were due to higher crude oil and natural gas sales prices and volumes, lower exploration expense, lower per-unit coal production costs, and higher pigment sales volumes. Partially offsetting were lower pigment and coal sales prices and higher feedstock and energy costs for the chemical pigment operations.

Operating profit the first nine months of 1996 was $257 million, compared with an operating loss of $16.6 million for the same 1995 period. Excluding unusual items, operating profit for the first nine months of 1996 was $271 million, compared with $217 million for the same 1995 period. The improved results were due to higher crude oil and natural gas sales prices, lower exploration and production operating expense, lower depreciation and depletion, lower per-unit coal production costs and higher coal sales volumes, partially offset by lower crude oil and natural gas sales volumes, higher feedstock and energy costs for chemical pigment operations, lower pigment sales prices and volumes, and lower coal sales prices.

Third-quarter 1996 nonoperating income was $1.4 million, compared with expense of $47.2 million for the 1995 quarter. For the first nine months of 1996, nonoperating expense was $23.7 million, compared with $103.3 million in 1995. Excluding the unusual items discussed above, third-quarter 1996 nonoperating expense was $19.7 million, compared with $20.6 million in the same 1995 period. Nonoperating expense excluding unusual items for the first nine months of 1996 was $51.4 million, down from $76.7 million in 1995, due primarily to lower environmental provisions and higher gains on sales of assets. Included in nonoperating expense is net interest expense.

The provision for income taxes was $28.1 million and $72.4 million for the third quarter and first nine months of 1996, respectively, compared with income tax benefits of $88.1 million and $59 million for the respective 1995 periods. The 1995 amounts include tax benefits resulting from the asset impairment.




SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the third quarter and first nine months of 1996, compared with the same periods last year.

                                                    Three Months Ended                 Nine Months Ended
                                                        September 30,                    September 30,
(Millions of dollars)                                1996            1995(1)          1996           1995(1)
                                                  -----------------------          ----------------------

Sales
    Exploration and production(2)                 $ 217.0       $   176.4          $   612.4    $   518.3
    Chemicals                                       171.7           169.0              520.1        546.5
    Coal                                             98.8            96.1              279.8        270.7
    Other                                              .1             2.6                 .3          2.8
                                                  -------       ---------          ---------    ---------
        Total Sales                               $ 487.6       $   444.1          $ 1,412.6    $ 1,338.3
                                                  =======       =========          =========    =========

Operating Profit (Loss)
    Exploration and production                    $  50.9       $  (199.3)         $   121.6    $  (140.0)
    Chemicals                                        15.5            29.1               72.2         94.1
    Coal                                             21.9            (3.1)              58.1         29.9
    Other                                              .7             (.5)               5.1          (.6)
                                                  -------       ---------          ---------    ---------
        Total Operating Profit (Loss)                89.0          (173.8)             257.0        (16.6)
Nonoperating Income (Expense)                         1.4           (47.2)             (23.7)      (103.3)
                                                  -------       ---------          ---------    ---------
Income (Loss) from Continuing Operations
    before Income Taxes                              90.4          (221.0)             233.3       (119.9)
Provision (Benefit) for Income Taxes                 28.1           (88.1)              72.4        (59.0)
                                                  -------       ---------          ---------    ---------
Income (Loss) from Continuing Operations             62.3          (132.9)             160.9        (60.9)
Discontinued Operations, Net of Tax                     -           (10.2)                 -           .2
                                                  -------       ---------          ---------    ---------
Net Income (Loss)                                 $  62.3       $  (143.1)         $   160.9    $   (60.7)
                                                  =======       =========          =========    =========


(1)The 1995 amounts have been restated to conform with the current-year presentation.

(2)Includes sales of primarily crude oil to discontinued operations in the amounts of $25.8 and $112.1 million for the three and nine months ended
September 30, 1995, respectively.

Exploration and Production -

Exploration and production had an operating profit of $50.9 million for the third quarter 1996, compared with an operating loss of $199.3 million for the same 1995 quarter. For the first nine months of 1996, operating profit totaled $121.6 million, compared with an operating loss of $140 million last year. Operating profit was adversely affected by unusual items of $10 million for relocation costs in the 1996 periods and $209.6 million for the adoption of FAS No. 121 and the write-downs and restructuring costs associated with the divestiture of certain oil and natural gas properties in the 1995 periods (see Note F). In addition to the impact of the unusual charges, 1996 third-quarter operating profit improved over the same 1995 period due to higher crude oil and natural gas sales prices, lower exploration expense and higher crude oil and natural gas sales volumes. Operating profit for the first nine months of 1996 increased due to higher crude oil and natural gas sales prices, lower depreciation and depletion, and lower operating expense, partially offset by lower crude oil and natural gas sales volumes.

Revenues were $217 million and $176.4 million for the three months ended September 30, 1996 and 1995, respectively, and $612.4 million and $518.3 million for the first nine months of 1996 and 1995, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the third quarter and first nine months of 1996 and 1995.







                                                      Three Months Ended               Percent
                                                         September 30,                 Increase
                                                       1996            1995           (Decrease)
                                                    --------------------------------------------

Crude oil sales (thousands of bbls/day)
    United States                                      34.4            28.5                21
    Canada                                              3.0             4.7               (36)
    North Sea                                          28.7            36.9               (22)
    China                                               4.9               -                NM
                                                    -------        --------
        Total                                          71.0            70.1                 1
                                                    =======        ========

Average crude oil sales price (per barrel)
    United States                                   $ 19.82        $  15.46                28
    Canada                                            17.99           16.08                12
    North Sea                                         19.14           15.89                20
    China                                             18.58               -                NM
        Average                                     $ 19.38        $  15.73                23

Natural gas sold (MMCF/day)
    United States                                       258             222                16
    Canada                                               24              44               (45)
    North Sea                                            17              17                 -
                                                    -------        --------
        Total                                           299             283                 6
                                                    =======        ========

Average natural gas sales price (per MCF)
    United States                                   $  1.90        $   1.49                28
    Canada                                             1.07             .77                39
    North Sea                                          2.60            2.50                 4
        Average                                     $  1.87        $   1.44                30






                                                       Nine Months Ended               Percent
                                                         September 30,                 Increase
                                                       1996            1995           (Decrease)
                                                    --------------------------------------------

Crude oil sales (thousands of bbls/day)
    United States                                      29.6            29.2                 1
    Canada                                              3.6             4.6               (22)
    North Sea                                          30.5            37.3               (18)
    China                                               3.2               -                NM
                                                    -------        --------
        Total                                          66.9            71.1                (6)
                                                    =======        ========

Average crude oil sales price (per barrel)
    United States                                   $ 18.43        $  15.76                17
    Canada                                            17.10           15.77                 8
    North Sea                                         18.15           16.42                11
    China                                             18.53               -                NM
        Average                                     $ 18.24        $  16.10                13

Natural gas sold (MMCF/day)
    United States                                       215             230                (7)
    Canada                                               30              47               (36)
    North Sea                                            26              18                44
                                                    -------        --------
        Total                                           271             295                (8)
                                                    =======        ========

Average natural gas sales price (per MCF)
    United States                                   $  1.90        $   1.48                28
    Canada                                             1.07             .84                27
    North Sea                                          2.45            2.67                (8)
        Average                                     $  1.86        $   1.45                28


Chemicals -


Third-quarter 1996 operating profit totaled $15.5 million on revenues of $171.7 million, compared with operating profit of $29.1 million on revenues of $169 million for the 1995 quarter. For the first nine months of 1996 and 1995, operating profit was $72.2 million and $94.1 million, on revenues of $520.1 million and $546.5 million, respectively. Revenues for the 1996 third quarter did not change significantly from the same period last year. Revenues for the first nine months of 1996 decreased due to lower pigment sales prices and volumes. Operating profit for both 1996 periods decreased due primarily to higher feedstock and energy costs for pigment operations and the unusual charge for the anticipated shutdown of a crosstie-treatment facility. For the first nine months of 1996, operating profit also declined due to lower revenues.

Coal -

Third-quarter 1996 operating profit was $21.9 million, compared with an operating loss of $3.1 million for the same 1995 quarter. For the first nine months of 1996, operating profit was $58.1 million, compared with an operating profit of $29.9 million last year. The 1995 amounts include a $22.9 million charge for the adoption of FAS No. 121 (see Note F). Revenues were $98.8 million and $96.1 million for the third quarter of 1996 and 1995, respectively, and $279.8 million and $270.7 million for the first nine months of 1996 and 1995, respectively. Revenues for the first nine months of 1996 increased due to higher sales volumes, partially offset by lower sales prices. Operating profit in both 1996 periods increased due to lower per-unit production costs and the 1995 unusual charge. For the first nine months of 1996, operating profit also increased due to higher revenues.



Financial Condition

At September 30, 1996, the company's net working capital position was $257.3 million, compared with $189.3 million at December 31, 1995. The current ratio was 1.5 to 1 at September 30, 1996, compared with 1.3 to 1 at both December 31, 1995, and September 30, 1995. The company's percentage of total debt to total capitalization was 36% at September 30, 1996, compared with 35% and 32% at December 31, 1995 and September 30, 1995, respectively. For the first nine months of 1996, net cash provided by operating activities was $482.8 million, compared with $307.8 million for the same 1995 period.

The company had unused lines of credit and revolving credit facilities of $651 million at September 30, 1996. Of this amount, $300 million and $230 million can be used to support commercial paper borrowings of Kerr-McGee Credit Corporation and Kerr-McGee Oil (U.K.) PLC, respectively.

The company's wholly owned subsidiary, Kerr-McGee Canada Ltd., has amended the revolving credit agreements with three banks that previously provided for lines of credit of $25 million available under each agreement, or a total of $75 million. Two of the agreements were amended during September to reduce the committed limit of credit to $20 million and $15 million available under each agreement, or a total of $60 million available under the three agreements at September 30, 1996. The third agreement was amended during October to reduce its committed line of credit to $20 million, or a total of $55 million available under the three agreements.

                                                          Amount Outstanding
   Date of Agreement          Termination Date           (millions of dollars)

   September 20, 1993         September 17, 1997                $7.5
   October 4, 1993            September 25, 1997                 4.5
   October 20, 1993           October 16, 1997                   5.0

Cash capital expenditures for the first nine months of 1996 totaled $298.2 million, compared with $368.9 million for the same 1995 period. Exploration and production expenditures, principally in the Gulf of Mexico, North Sea, and offshore China, were 67% of the 1996 amount. Chemicals expenditures were 25% of the total. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective long- and/or short-term borrowings.

During the third quarter 1996, the company purchased 930,000 shares of its stock at a cost of $55.6 million. Since initiation of the stock repurchase program in October 1995 through September 30, 1996, 3.5 million shares were purchased at a cost of $211.4 million.

The properties to be merged with Devon (see Note G) represent 18% of the company's beginning 1996 oil and gas reserves, 22% of current oil and gas production volumes, and less than 10% of the company's annual cash flow from operations. The company will report its proportionate share of Devon's net income as nonoperating income and receive cash dividends on the Devon stock, currently $.12 per share (annually). The current market value of the Devon common stock to be received by the company is approximately $350 million.

In July 1996, KMCC settled all of the pending personal injury lawsuits related to the closed facility in West Chicago, Illinois, for $21 million. The settlement was accrued in the second quarter of 1996. The plaintiffs had sought compensation for illnesses allegedly caused by exposure to thorium wastes from the closed facility. The settlements require a cash payment to each individual plaintiff, of which the majority has been paid during the third quarter.

The company has been litigating claims for environmental coverage against a number of its insurance carriers. During the 1996 second and third quarters, the company entered into settlement agreements with certain carriers that totaled $65.3 million, of which $43.7 million was received in the 1996 third quarter. Litigation is still pending and negotiations will continue with other insurance carriers.

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

      For a discussion of contingencies, including a detailed discussion of the West Chicago matter, reference is made to Part 1, Item 3, of the company's Form 10-K for the year ended December 31, 1995. For the report on the current status of these matters, reference is made to Note G to the Consolidated Financial Statements of this Form 10-Q.

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

                             KERR-McGEE CORPORATION

Date  November 14, 1996                    By:   (Deborah A. Kitchens)
                                                 ---------------------
                                                  Deborah A. Kitchens
                                                   Vice President and Controller
                                                   and Chief Accounting Officer