Form 10-K
period 1996-12-31
KERR MCGEE CORP
filed 1997-03-27
CIK 55458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      Fiscal year ended December 31, 1996 Commission file number 1-3939

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3 billion as of February 28, 1997.

The number of shares of common stock outstanding as of February 28, 1997, was 48,094,495.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the Kerr-McGee Corporation 1996 Annual Report to Stockholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. The definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, is incorporated by reference in Part III of this Form 10-K.

                             KERR-McGEE CORPORATION

                                     PART I

Items 1. and 2.  Business and Properties

                         GENERAL DEVELOPMENT OF BUSINESS

        Kerr-McGee Corporation, an energy and chemical company, had its beginning in 1929 with the formation of Anderson & Kerr Drilling Company. The company was incorporated in Delaware in 1932. With oil and gas exploration and production as its base, the company has expanded into chemical manufacturing and coal and mineral mining. Kerr-McGee owns a large inventory of natural resources that includes oil, gas, and coal reserves and chemical and mineral deposits.

        Effective December 31, 1996, the company merged its North American onshore exploration and production operations into Devon Energy Corporation (Devon), a publicly traded oil and gas exploration and production company. The company received 9,954,000 shares of Devon common stock, representing an ownership interest in Devon of approximately 31%.

                                INDUSTRY SEGMENTS

        For information as to business segments of the company, reference is made to Note 24 to the Consolidated Financial Statements in the 1996 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                           EXPLORATION AND PRODUCTION

        The Exploration and Production Division manages Kerr-McGee's oil and gas operations worldwide. This division acquires leases and concessions and explores for, develops, produces, and markets crude oil and natural gas.

        The  areas  of  Kerr-McGee's   offshore  oil  and  gas  exploration  and
production activities are the Gulf of Mexico, North Sea, and China. Onshore exploration and production operations are in Indonesia, Thailand, and, prior to December 31, 1996, Canada and the United States. In early 1997, a concession was signed with the Republic of Yemen.

        Kerr-McGee's 1996 oil production of 69,000 barrels per day is about equal to the 1995 production level. Kerr-McGee's average oil price rose 20% to $19.16 per barrel in 1996, compared with 1995.

------------

        Except as indicated under Items 1 through 3, 5 through 8, and 10 through 14, no other information appearing in either the company's 1996 Annual Report to Stockholders or its 1997 Proxy Statement is deemed to be filed as part of this annual report on Form 10-K.

        Natural gas sales averaged 281 million cubic feet per day in 1996, down slightly from 1995. The average natural gas price rose 39% from 1995 prices to $2.12 per thousand cubic feet for 1996.

        The level of 1996 oil and gas production was about the equal to 1995 levels, even though divestitures of marginal and nonstrategic properties reduced oil and gas production from the prior year by more than 6%. This reduction was more than offset by new production from offshore China and the Gulf of Mexico. Kerr-McGee's operations are expected to average approximately 63,000 barrels of oil and 200 million cubic feet of gas per day in 1997. These reduced levels result from the merger of the North American onshore properties into Devon. If 31% of Devon's production, representing Kerr-McGee's equity interest in Devon, is combined with the company's 1997 estimates, production levels are expected to be approximately the same as in 1996.

Results of Operations, Sales Prices, Production Costs, Costs Incurred, and Capitalized Costs

        Reference is made to Notes 25, 26, and 27 to the Consolidated Financial Statements in the 1996 Annual Report to Stockholders, which notes are incorporated by reference in Item 8. These notes contain information on the results of operations from crude oil and natural gas activities, average sales prices per unit of crude oil and natural gas, production costs per barrel of oil equivalent (BOE), and costs incurred in crude oil and natural gas activities for each of the past three years and capitalized costs of crude oil and natural gas activities at December 31, 1996 and 1995.

Reserves

        Kerr-McGee's estimated proved crude oil, condensate, and natural gas reserves at December 31, 1996, and the changes in net quantities of such reserves for the three years then ended are shown in Note 28 to the Consolidated Financial Statements of the 1996 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

        From time to time reports are filed with the United States Department of Energy relating to the company's reserves. The reserves reported in the Notes to Financial Statements are consistent with other filings pertaining to proved net reserves. Minor differences in gas volumes occur due to different pressure bases being required in the reports. However, the difference in estimates does not exceed 5% of the total estimated reserves.

Undeveloped Acreage

        As of December 31, 1996, the company had interests in undeveloped oil and gas leases in the Gulf of Mexico, the United Kingdom sector of the North Sea, offshore China, and onshore in other international areas as follows:

                                                   Gross                 Net
Location                                          Acreage              Acreage

Domestic(1)                                        380,688              264,628
                                                 ----------           ----------

North Sea                                        1,041,240              428,675
                                                 ----------           ----------

China                                            1,886,641              925,447
                                                 ----------           ----------

Other international -
   Indonesia                                     1,380,028              414,008
   Thailand                                      1,464,834              512,692
                                                 ----------           ----------
                                                 2,844,862              926,700
                                                 ----------           ----------

      Total Undeveloped Acreage                  6,153,431            2,545,450
                                                 ==========           ==========

(1)Located in the Gulf of Mexico except for 3,043 gross or 433 net acres located onshore that are held for sale.

     Until December 31, 1996, the company held certain North American onshore properties that were merged into Devon. These totaled 178,619 gross or 106,719 net undeveloped acres in the United States and 115,025 gross or 74,164 net undeveloped acres in Canada and are not included in the previous table.

Developed Acreage

        At December 31, 1996, the company had interests in developed oil and gas acreage in the Gulf of Mexico, the United Kingdom sector of the North Sea, and offshore China as follows:

                                                    Gross                Net
Location                                           Acreage             Acreage

Domestic(1)                                        401,628             209,467

North Sea                                          199,898              33,022

China                                               78,332              19,191

Indonesia                                          345,007             103,502
                                                 ---------             -------

      Total Developed Acreage                    1,024,865             365,182
                                                 =========             =======

(1)Located in the Gulf of Mexico except for 45,184 gross or 26,399 net acres located onshore that are held for sale.

        Until December 31, 1996, the company held certain North American onshore properties that were merged into Devon. These totaled 667,099 gross or 283,182 net developed acres in the United States and 186,479 gross or 75,195 net developed acres in Canada and are not included in the previous table.

Net Exploratory and Development Wells

        Domestic and international exploratory and development wells drilled during the three years ended December 31, 1996, are as follows. Included are wells drilled on properties that were merged into Devon at year-end 1996.

                                      1996          1995           1994
                                      ---------------------------------

Exploratory Wells - Net(1)
   Domestic
      Productive                       4.91          2.00           7.53
      Dry holes                         .83          6.51           5.26
                                    -------       -------        -------
                                       5.74          8.51          12.79
                                    -------       -------          -----
   North Sea
      Productive                          -             -            .35
      Dry holes                        2.19           .77            .62
                                    -------       -------        -------
                                       2.19            77            .97
                                    -------       -------        -------
   China
      Dry holes                           -           .45              -
                                    -------       -------        -------

   Canada
      Productive                          -          1.71           1.73
      Dry holes                         .50          1.43           1.31
                                    -------       -------        -------
                                        .50          3.14           3.04
                                    -------       -------        -------
   Other international
      Dry holes                           -             -           1.28
                                    -------       -------        -------

         Total                         8.43         12.87          18.08
                                    =======         =====          =====

Development Wells - Net(1)
   Domestic
      Productive                      17.26         30.23          17.26
      Dry holes                        1.00          2.28           1.36
                                    -------       -------        -------
                                      18.26         32.51          18.62
                                    -------         -----          -----
   North Sea
      Productive                       1.09          1.26           1.62
      Dry holes                           -             -            .25
                                    -------       -------        -------
                                       1.09          1.26           1.87
                                    -------       -------        -------
   China
      Productive                       1.72          2.45              -
                                    -------       -------        -------

   Canada
      Productive                       1.26          6.92           3.39
      Dry holes                         .04           .67           3.02
                                    -------       -------        -------
                                       1.30          7.59           6.41
                                    -------       -------        -------

         Total                        22.37         43.81          26.90
                                      =====         =====          =====

(1)Net Wells - The total of the company's fractional working interests in "gross wells" expressed as the equivalent number of full-interest wells.

Gross and Net Wells

        The number of productive oil and gas wells in which the company has an interest at December 31, 1996, is shown in the following table. These wells include 403 gross or 155.06 net wells associated with improved recovery projects and 154 gross or 82.47 net wells that have multiple completions but are included as single wells. Of the net wells below, 93% are domestic, 5% are in the North Sea, and 2% are in China. Of the domestic wells, approximately 41% are in Federal waters, 32% in state waters, and 27% are onshore held for sale.

                                                  Gross                 Net
Location                                          Wells                Wells

Crude Oil
   Domestic                                         418               149.15
   North Sea                                         75                10.28
   China                                             17                 4.17
                                              ---------              -------
                                                    510               163.60
                                              ---------               ------

Natural Gas
   Domestic                                         150                69.91
   North Sea                                         26                 1.99
                                              ---------              -------
                                                    176                71.90
                                              ---------              -------

      Total Wells                                   686               235.50
                                              =========               ======


        Due to the year-end 1996 merger of North American onshore properties into Devon and the divestiture of nonstrategic and marginal properties, the number of productive oil and gas wells in which the company has an interest declined significantly from year-end 1995. Merged into Devon at December 31, 1996, was the company's interest in the following onshore wells, which are not included in the preceding table.

                                                  Gross                 Net
Location                                          Wells                Wells

Crude Oil
   Domestic                                       7,447               330.63
   Canada                                           436                87.63
                                              ---------              -------
                                                  7,883               418.26
                                              ---------               ------

Natural Gas
   Domestic                                       2,025               389.08
   Canada                                           154                51.38
                                              ---------              -------
                                                  2,179               440.46
                                              ---------               ------

      Total Wells                                10,062               858.72
                                                 ======               ======

Crude Oil and Natural Gas Sales

        The following table summarizes the sales of the company's crude oil and natural gas production for the three years ended December 31, 1996:

(In millions)                                         1996     1995     1994
                                                    ------   ------   ------

Crude oil and condensate - barrels
   Domestic                                           11.2     10.6      9.3
   North Sea                                          11.2     13.6     12.4
   China                                               1.3        -        -
   Canada                                              1.2      1.7      1.7
   Other international                                   -        -      1.0
                                                    ------   ------   ------
                                                      24.9     25.9     24.4
                                                    ======   ======   ======

Crude oil and condensate
   Domestic                                         $216.4   $165.7   $136.3
   North Sea                                         213.1    221.9    187.2
   China                                              25.0        -        -
   Canada                                             21.8     26.4     23.2
   Other international                                   -        -     14.4
                                                    ------   ------   ------
                                                    $476.3   $414.0   $361.1
                                                    ======   ======   ======

Natural gas - MCF
   Domestic                                           83.5     82.2     76.8
   North Sea                                          10.2      7.4      4.1
   Canada                                              9.3     16.5     18.1
                                                    ------   ------   ------
                                                     103.0    106.1     99.0
                                                    ======   ======   ======

Natural gas
   Domestic                                         $180.5   $127.8   $140.4
   North Sea                                          26.8     19.8      8.6
   Canada                                             10.6     14.1     24.9
                                                    ------   ------   ------
                                                    $217.9   $161.7   $173.9
                                                    ======   ======   ======

Sales of Production

        All of the company's crude oil is sold at market prices. Gas production is sold primarily to the company's marketing affiliates and ultimately resold to utilities and industrial customers under short-term contracts at market prices. Although sold at market prices, the marketing of domestic natural gas is focused on long-term relationships with selected industrial customers and local distribution companies.

Improved Recovery

        The company continues to initiate and/or participate in improved recovery projects where geological, engineering, and economic conditions are favorable. As of December 31, 1996, the company was participating in 13 active improved recovery projects located principally in the United Kingdom sector of the North Sea. Most of the company's operations outside North America incorporate water injection. Pressure-maintenance operations began at or near the time of initial production from these fields.

Wells in Process of Drilling

        At year-end 1996, the company had wells classified as temporarily suspended or in the process of drilling as follows:

                                             Gross                      Net
                                             Wells                    Wells

        Domestic                               19                     10.98
        North Sea                               9                      1.31
        China                                   4                      1.19
        Indonesia                               8                      2.66
                                               --                     -----

           Total Wells                         40                     16.14
                                               ==                     =====


Exploration and Development Activities

North Sea Area

        The North Sea continues to be an important area of overseas activity. At year-end 1996, the company had interests ranging from 3.6% to 60% in 47 blocks covering 428,675 net undeveloped acres in the North Sea area. Kerr-McGee operates 27 of these blocks. The North Sea portfolio includes prospective exploration blocks and exploitation opportunities on producing properties.

        In 1996, the North Sea accounted for 45% of Kerr-McGee's liquids production, primarily from the Gryphon, Scott, and Ivanhoe/Rob Roy fields and the Brae area. Deliveries of North Sea natural gas averaged 31 million cubic feet per day in 1996, primarily from the Brae area and Scott field.

        A summary of the company's key developments in the North Sea is as follows:

        Janice field (KM 50.9%), Block 30/17a: Development planning is under way for this block operated by Kerr-McGee. Interest in the block was acquired through lease purchase and by drilling two successful appraisal wells. The first well tested at a combined rate of 33,000 barrels of oil per day in December 1995, and the other well at 11,000 barrels per day in April 1996. Production is estimated to begin in mid-1998.

        Gryphon field (KM 25%), Block 9/18b: Production averaged 34,900 barrels of oil per day in 1996. Performance of the field's innovative floating production, storage, and offloading vessel (FPSO) has exceeded expectations since first oil in October 1993. The company believes that the vessel's availability of approximately 99% was among the highest of any facility in the U.K. North Sea during 1996. Kerr-McGee operates this field, the first in the North Sea to use a permanently moored FPSO and to be developed totally with horizontal production wells.

        Scott field (5.2%), Blocks 15/21a and 15/22: Production averaged 147,000 barrels of oil per day in 1996.

        Brae  area,  blocks  16/3a,  16/7a  (both  KM 8%),  and  16/3b  (KM 5%):
Approximately 13% of Kerr-McGee's 1996 net oil production flowed from five fields in the Brae area. A sixth field, West Brae on Block 16/7a, is being developed jointly with the Sedgwick field on an adjacent block. First production is expected in late 1997. Kerr-McGee's share of production from the joint development is 5.4%.

China and Other International

        During 1996, Kerr-McGee added four new blocks to the undeveloped leasehold inventory in the Far East. These include one block in China's Bohai Bay, one block in the South China Sea, and two blocks onshore Thailand.

        At December 31, 1996, Kerr-McGee's assets in China and Southeast Asia include the Liuhua field development in the South China Sea, four operated exploration blocks in China's Bohai Bay, one operated exploration block in the South China Sea, two onshore blocks in Thailand, and the onshore Jabung Block in Indonesia.

        A summary of the company's key developments in the Far East is as follows:

        Liuhua 11-1 field (KM 24.5%), South China Sea: Production began in March 1996 and reached nearly 50,000 barrels of oil per day at year-end. Located in 1,000 feet of water 130 miles southeast of Hong Kong, the field was developed entirely with horizontal wells.

        Bohai Bay Block 04/36 (KM 45%): The first discovery in Bohai Bay tested at a combined flow rate of almost 7,000 barrels of oil per day in 1996. An appraisal well was spudded in January 1997, and additional drilling is planned during the year on adjacent acreage, where Kerr-McGee holds interests ranging from 45% to 57%.

        Jabung Block (KM 30%), Indonesia: The North Geragai field, discovered in 1995, is expected to come on stream in mid-1997. Kerr-McGee has participated in two other discoveries - Northeast Betara and Makmur - on this 1.7 million-acre block on the island of Sumatra. A 1996 appraisal well on the Betara prospect tested gas at a rate of 12 million cubic feet per day. Makmur tested at combined flow rates of nearly 4,000 barrels of oil per day in 1996. Additional drilling is planned in 1997.

Gulf of Mexico

        The Gulf of Mexico contributed 34% of Kerr-McGee's oil production and 55% of natural gas production during 1996. Kerr-McGee had an inventory of 264,195 net undeveloped acres in the Gulf of Mexico at year-end 1996. The company continues an aggressive lease acquisition and exploration program in the Gulf of Mexico. The company also continues to exploit producing properties, using 3-D seismic surveys to accelerate development and production while reducing risk. Proven new technology such as horizontal drilling and fracture stimulation is also used to increase production.

        Recent development activity includes projects in the Viosca Knoll, South Timbalier, Ewing Bank, and Ship Shoal areas.

        Pompano Field (KM 25%), Viosca Knoll 989 area: This deepwater project is exceeding expectations. The second development phase started in May 1996, and total daily production at year-end was 52,000 barrels of oil and 59 million cubic feet of gas. Development drilling and better-than-anticipated reservoir performance in 1996 increased reserves by 46 million BOE.
Drilling will continue in 1997.

        South Timbalier 265 area (KM 100%): Production began in July 1996 from the South Timbalier 265 field and peaked at 132 million cubic feet of gas and 7,700 barrels of oil per day in August 1996. Drilling on additional prospects in this area is planned in 1997.

        Ewing Bank 910 (KM 40%): A discovery well was drilled in August 1996, and two appraisal wells are planned in 1997.

        Ship Shoal area: Five successful wells were drilled during 1996 on blocks 218, 232, 238, and 239, where Kerr-McGee has existing production and interests ranging from 46% to 90%. By using state-of-the-art technology and a fast-track approach to development, the wells were brought on stream within the same year. Their combined production was nearly 45 million cubic feet of gas and 4,000 barrels of oil per day at year-end. These blocks are an example of Kerr-McGee's ongoing effort to increase production through exploitation of producing fields.

                                    CHEMICALS

        Kerr-McGee Chemical Corporation produces and markets inorganic industrial and specialty chemicals, forest products, and heavy minerals. Many of these products are processed using proprietary technology developed by the company.

        Industrial chemicals include titanium dioxide pigment, synthetic rutile, manganese products, sodium chlorate, and ammonium perchlorate. Specialty chemicals are boron trichloride and elemental boron. Forest product operations treat railroad crossties and other hardwood products and provide other wood-treating services. Heavy minerals produced are ilmenite, rutile, zircon, and leucoxene.

Pigment

        The company's synthetic rutile plant at Mobile, Alabama, has a production capacity of 162,000 tons per year. This product serves as feedstock for the company's titanium dioxide pigment plant at Hamilton, Mississippi, which has a production capacity of 130,000 tons per year. An expansion is expected to be completed in the summer of 1997 and will increase the Hamilton plant's production capacity to 160,000 tons.

        KMCC Western Australia Pty. Ltd., a wholly owned subsidiary of Kerr-McGee Chemical Corporation, owns a 50% interest in a joint venture that operates the world's first integrated titanium dioxide operation. The operation consists of a heavy-minerals mine and mill and facilities for the production of synthetic rutile and titanium dioxide pigment, located on three sites within 120 miles of Perth.

        Heavy minerals are mined from a lease that contains 10,350 acres. The property's remaining reserves consist of 161 million tons of sand, which contain 3.4% heavy minerals. The valuable heavy minerals contained within this 5.5 million ton heavy-mineral deposit are composed of 4.3% rutile, 60.9% ilmenite, 3.5% leucoxene, and 11.2% zircon, with the remaining 20.1% of minerals presently having no value. Additional drilling is required to determine the actual quantities and grade of heavy minerals contained in a second 2,540-acre property and the extent to which it may be feasible to mine this deposit. The company holds a 50% interest in both properties.

        The heavy minerals are processed at the separation mill, which has a capacity of 559,000 tons per year. The recovered ilmenite is processed into synthetic rutile at a facility adjoining the separation mill. The synthetic rutile facility has a capacity of 200,000 tons per year. Production from the synthetic rutile plant serves as feedstock for the pigment plants in Australia and Saudi Arabia. The production capacity of the pigment plant in Australia was increased in 1996 from 73,000 tons per year to 88,000 tons per year.

        The company owns a 25% interest in the pigment plant in Yanbu, Saudi Arabia. The plant has a capacity of 72,000 tons per year.

Electrolytic Products

        The company's major electrolytic products are manganese dioxide and sodium chlorate.

        An expansion of the sodium chlorate plant at the Hamilton, Mississippi, complex was completed in late 1996, increasing production capacity by 12% to 138,000 tons per year. Also at Hamilton is a manganese metal plant that has capacity of 12,000 tons per year.

        Facilities at Henderson, Nevada, include electrolytic cells and processing equipment for the manufacture of manganese dioxide, a plant for the manufacture of ammonium perchlorate, and a specialty boron products plant. An expansion of the manganese dioxide plant, completed in late 1996, increased capacity by 15% to 28,500 tons per year. Production capacity for ammonium perchlorate is 20,000 tons per year. Ammonium perchlorate blending and storage facilities are located 25 miles north of the Henderson plant. Production capacities for elemental boron and boron trichlorate are 80,000 pounds and 750,000 pounds per year, respectively.

Forest Products

        The company's principal forest product is treated railroad crossties. Other products include crossing materials, bridge timbers, and utility poles. The company operates six wood-preserving plants located along major railroads in the United States. Five of the plants are east of the Rocky Mountains. A seventh plant in Pennsylvania was placed on standby status at year-end due to weak demand in the market area served by the plant.

Marketing

        Titanium dioxide pigment is the world's preferred white opacifier and is used primarily in paint, plastics, and paper. The company's plant in Hamilton, Mississippi, one of the industry's lower-cost producers, primarily serves the Americas. Most of the pigment production from the company's 50% joint venture in Western Australia is sold in the Far East and Australia. The production from the company's plant (25% interest) in Saudi Arabia is sold primarily to customers located in the Middle East and Europe. A marketing subsidiary sells all of the pigment production from the Western Australia joint venture and approximately 40% of the total production from the Saudi Arabia plant. This accounts for approximately 6% of global pigment market share. World demand is expected to increase by an average of 3% to 4% per year over the next several years.

        Manganese dioxide is a major component of alkaline batteries. The company's share of the North American manganese dioxide market is approximately one-third. Demand is projected to grow 5% to 8% annually through the year 2000. The demand is driven by the need for alkaline batteries for portable electronic devices.

     Sodium chlorate is used in the environmentally preferred chlorine dioxide process for bleaching pulp. U.S. demand for sodium chlorate is expected to increase approximately 5% per year in the near term as the pulp and paper industry continues conversion to the chlorine dioxide process. The company has a 10% share of the U.S. market, and its plant in Mississippi is a low-cost producer.

        Manganese metal is used in aluminum, specialty, and stainless steel alloys. The largest use of manganese metal is for alloying aluminum can sheet. The company has a 50% share of the U.S.
aluminum industry manganese requirements.

     Ammonium perchlorate is used as an oxidizer for solid rocket fuel, primarily in the U.S. space and defense programs. Demand has declined in recent years due to a reduction in requirements by the U.S. military. The company is one of two domestic producers of the product.

        Kerr-McGee is the world's largest producer of elemental boron, which is used primarily in automobile airbags. Kerr-McGee is the largest producer of boron trichloride, which is used to produce boron filament for sports equipment and composites for high-performance aircraft.

        The company's share of the U.S. railroad crosstie market is in excess of 40%. Domestic crosstie demand is expected to remain relatively flat at about 13 million to 15 million ties per year.

        For information regarding heavy-mineral reserves, production, and average market prices for each of the years 1992 through 1996, reference is made to Note 30 in the Consolidated Financial Statements of the 1996 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                                      COAL

        The company's coal operations are conducted by Kerr-McGee Coal Corporation, which produces coal from Jacobs Ranch Mine, a surface mine in the Wyoming Powder River Basin, and Galatia Mine, an underground mine in the Illinois Basin. The company sold Pioneer Fuel Corporation, a combined surface and underground operation in West Virginia, in February 1996 and has agreements to sell the Clovis Point Mine, a Wyoming surface mining operation. Closing of the Clovis sales is contingent on approval by the Bureau of Land Management
(BLM). Neither transaction resulted nor will result in a material gain or loss to the company. Most 1996 sales were to electric utilities under long-term sales contracts. The company also made spot sales to domestic and foreign customers.

Reserves and Production

        The company owns or leases producing coal reserves in Wyoming and Illinois. As of December 31, 1996, the company's coal reserves were as follows (in millions of tons):


                              In-Place      Recoverable
                            Demonstrated    Demonstrated     Classifi-    Mining
 State/Mining Unit              Tons            Tons           cation     Method

Wyoming -
   Jacobs Ranch Mine            272             245             Steam    Surface
   Clovis Point Mine            326             293             Steam    Surface

Illinois -
   Galatia Mine -                                               Met./     Under-
      Harrisburg No. 5           92              59             Steam     ground
                                                                          Under-
      Herrin No. 6              327             213             Steam     ground
                              -----             ---

                              1,017             810
                              =====             ===

        Of the Wyoming reserves, 91% are held under Federal leases, and the remaining 9% are leased from the State of Wyoming. The Illinois coal reserves are owned by Kerr-McGee or held under leases with private parties.


        Production from Kerr-McGee mines for 1996 and 1995 was as follows:

(In millions of tons)                     1996                  1995
                                          ----                  ----

Jacobs Ranch Mine                         24.5                  24.6
Galatia Mine                               6.6                   5.5
Clovis Point Mine                           .2                    .4
West Virginia operations                     -                    .6
                                         -----                ------

      Total Production                    31.3                  31.1
                                          ====                  ====

        For information regarding coal reserves, production, and average market prices for each of the years 1992 through 1996, reference is made to Note 30 to the Consolidated Financial Statements in the 1996 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

Jacobs Ranch Mine

        Jacobs Ranch Mine is located 50 miles southeast of Gillette, Wyoming, in the South Powder River Basin. The coal lease area contains 7,514 acres of land, of which 2,992 acres are underlain by 245 million recoverable tons of coal. The company also owns or controls the surface rights to 1,684 acres of a buffer zone, or overstrip area. The mine permit was renewed in August 1994 for a five-year period and expanded to incorporate additional leased acreage and the buffer zone. In February 1995, the BLM approved the consolidation of three Federal coal leases into one logical mining unit to allow use of the most effective mining sequence for the combined leases. The terms of the Jacobs Ranch Mine leases are scheduled for adjustment by the BLM in years 2000, 2005, and 2012.

        The annual production capacity of Jacobs Ranch Mine is currently 25 million tons of low-sulfur coal. Further increase in capacity requires the expansion of the Jacobs Ranch Mine preparation plant, which is currently under way and expected to be completed in late 1997. The expansion will allow annual production at Jacobs Ranch to increase to 39 million tons. Actual production levels will increase as the market dictates.

        Shipments began in 1978 and, through December 1996, totaled more than 264 million tons. All deliveries were made via the Burlington Northern or Union Pacific railroads. Jacobs Ranch Mine coal meets Phase II emission requirements of the Clean Air Act Amendments of 1990 and is sold primarily under long-term contracts for ultimate use by electric utilities. Jacobs Ranch Mine is presently the fourth-largest coal producer in the United States. Productivity continues to increase through the use of larger, more efficient equipment and more productive mining operations.

Clovis Point Mine

        Clovis Point Mine is located eight miles east of Gillette, Wyoming. In 1988, the company consolidated its Wyoming mining operations at Jacobs Ranch Mine and ceased shipments from Clovis Point Mine. The facility was reopened in 1994 and met the due- diligence production requirements of the lease by August 1996. The mine was then returned to standby status. The mine permit has been renewed until 1999.

        The Clovis Point mining area consists of 3,143 acres leased from the Federal government and 640 acres leased from the State of Wyoming. The company either owns or has surface-owner consent to mine 71% of the Federal lease permit area. The remaining 29% is positioned so that it would be mined near the end of the mine life; however, before mining, surface-owner consent must be obtained and the mine permit amended. The terms of one of the two Federal leases at Clovis Point Mine were adjusted by the BLM in 1990, and the terms of the other Federal lease were renewed and extended without change in 1995. The terms of the state lease, which contains the mine pit, were renewed for an additional 10-year period in 1993. The three Clovis Point leases are held in a logical mining unit.

Galatia Mine

        The Galatia Mine is located in southern Illinois near the town of Galatia in Saline County. It produces coal from the Harrisburg No. 5 seam, which can be used as either a semi-soft coking coal or a high-Btu, relatively low-sulfur steam coal. Its use as a steam coal allows utilities to comply with Phase I of the Clean Air Act Amendments of 1990 without installing flue gas desulfurization units or blending with other coals.

        Shipments from the mine began in January 1984 and totaled more than 42 million tons through December 1996. Shipments are primarily by rail, although the mine loadout is capable of loading trucks, and weighing facilities are on-site. The Illinois Central Railroad is the originating carrier for rail shipments.

        Within the mine area, Kerr-McGee controls approximately 33,400 acres through leases and mineral ownership. This includes control of the Herrin No. 6 seam, which was mined at Galatia until July 1994. Its higher sulfur content and resultant decrease in demand by the utilities, because of the emission requirements of the Clean Air Act Amendments of 1990, led to the cessation of mining in the No. 6 seam and transfer of the mining equipment to the lower-sulfur/higher-value Harrisburg No. 5 seam.

        Mining capacity at Galatia Mine has increased from 4.2 million tons in 1993 to the current capacity of 6.6 million tons of high-Btu, relatively low-sulfur coal. This increase was accomplished with the introduction of the second longwall mining system in the No. 5 seam, completion of the 1994 coal processing plant expansion, and the 1996 installation of an underground coal-storage bunker.

Marketing

        Bituminous and sub-bituminous steam coals are sold under long-term contracts and spot purchase agreements to utilities in 17 states, primarily in the central and southeastern United States. Export sales of steam coal produced from the Galatia Mine were made to utilities in Germany in 1996. While coal sales include sales of coal produced by third parties, the company is not dependent on this purchased coal to meet its contract obligations.

        Coal markets continue to experience competitive pricing. Kerr-McGee's existing long-term contracts continue to provide stable earnings under these competitive conditions and are the basis for the expansion of business with key domestic electric utilities.

        The company is well positioned with lower-sulfur reserves to compete in domestic markets governed by the Clean Air Amendments of 1990. Uncommitted reserves and existing production capacity should permit the company to participate in the expected growth in domestic demand for lower-sulfur coal as well as expand its export sales.

                                              OTHER

Research and Development

     The company's Technical Center, located in Oklahoma City, performs research and development in support of its existing businesses and in the pursuit of new products and processes. These programs continue to concentrate on improvements to chemical plant processes and products.

Employees

        On December 31, 1996, the company had 3,851 employees, none of which were represented by a collective bargaining agreement.

Competitive Conditions

        In the petroleum industry, competition exists from the initial process of bidding for leases to the sale of crude oil and natural gas. Competitive factors include finding and developing petroleum hydrocarbons, transporting raw materials, and developing successful marketing strategies. The volatility of crude oil and natural gas prices during the past several years has placed increased emphasis on all competitive aspects of the petroleum industry.

        The company is one of seven chloride-process producers of titanium dioxide pigment in the world. The chloride process results in significantly less waste than the more costly sulfate process. Pigment customers worldwide increasingly prefer the chloride product due to environmental restrictions. The demand for pigment is expected to increase by an average of 3% to 4% per year through the end of the century. Manganese dioxide is in a near-balanced supply/demand position. Excess worldwide capacity currently exists for titanium dioxide pigment, sodium chlorate, ammonium perchlorate, boron specialty products, manganese metal, and railroad crossties.

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

Environmental Matters

        Federal, state, and local laws and regulations relating to environmental protection affect almost all company plants and facilities. During 1996, direct capital and operating expenditures related to environmental protection and cleanup of existing sites totaled $34 million. Additional expenditures totaling $56 million were charged to environmental reserves. While it is extremely difficult to estimate the total direct and indirect costs to the company of government environmental regulations, it is presently estimated that the direct capital and operating expenditures and expenditures charged to reserves will be approximately $110 million in each of the years 1997 and 1998. Some expenditures to reduce the occurrence of releases to the environment may result in increased efficiency; however, most of these expenditures produce no significant increase in production capacity, efficiency, or revenue. Operation of pollution-control equipment installed for these purposes usually entails additional expense. Moreover, there are costs associated with staff and management time that cannot be calculated or estimated with any assurance of accuracy.

        Based on present information, the company believes that it has accrued and is accruing reasonable reserves for expenditures that may have to be paid in the future for environmental matters. Because of continually changing laws and regulations, the nature of the company's businesses, and pending proceedings, it is not possible to reliably estimate the amount or timing of all future expenditures relating to environmental matters. The company provides for costs related to environmental contingencies when a loss is probable and the amount is reasonably estimable. Although management believes adequate reserves have been provided for all known environmental contingencies, it is possible, due to the above noted uncertainties, that additional reserves could be required in the future that could have a material effect on results of operations in a particular quarter or annual period. However, the ultimate resolution of these environmental contingencies, to the extent not previously provided for, should not have a material adverse effect on the company's financial position.


        Also see "Item 3.  Legal Proceedings," which follows.

Item 3.   Legal Proceedings

        The company continues its efforts to decommission a facility located in West Chicago, Illinois, which processed thorium ores and was closed in 1973. For a discussion of contingencies, including a detailed discussion of the West Chicago matter, reference is made to the Environmental Matters section of Management's Discussion and Analysis and Note 10 to the Consolidated Financial Statements in the 1996 Annual Report to Stockholders, which discussion and note are incorporated by reference in Item 7 and Item 8, respectively.

Item 4.   Submission of Matters to a Vote of Security Holders

        None submitted during the fourth quarter of 1996.

                      Executive Officers of the Registrant

        The following is a list of executive officers, their ages, and their positions and offices as of January 1, 1997:


       Name             Age                         Office

Frank A. McPherson      63    Chairman  of the  Board  and Chief  Executive  Officer  from
                              1983 until retirement in February 1997.

Luke R. Corbett         49    Chairman  of the  Board and Chief  Executive  Officer  since
                              February  1997.  President of  Kerr-McGee  Coal  Corporation
                              since 1995.  President of Kerr-McGee  China  Petroleum  Ltd.
                              since  1994.  President  of  Kerr-McGee  Canada  Ltd.  since
                              1989.  President  of  Kerr-McGee  Oil (U.K.) PLC since 1987.
                              President  and  Chief  Operating  Officer  from  1995  until
                              February   1997.   Group  Vice  President  from  1992  until
                              1995.  Senior Vice President from 1991 until 1992.

Tom J. McDaniel         58    Vice  Chairman  of the Board  since  February  1997.  Senior
                              Vice  President  from 1986 until  February  1997.  Corporate
                              Secretary from 1989 until February 1997.

John C. Linehan         57    Executive   Vice  President   since  February  1997.   Chief
                              Financial  Officer since 1987.  Senior Vice  President  from
                              1987 until February 1997.

Kenneth W. Crouch       53    Senior Vice  President  since  September  1996.  Senior Vice
                              President,   Exploration,    Explo-ration   and   Production
                              Division  since  Sep-tember  1996.  Senior  Vice  President,
                              North  America and  International  Exploration,  Exploration
                              and  Production  Division  from July 1996  until  September,
                              1996.  Vice  President,  Gulf of  Mexico  and  International
                              Exploration,  Exploration and Production  Division from 1995 until July 1996.  Vice  President  and Managing  Director of
                              Exploration  for  North  Sea  Operations,   Exploration  and
                              Production  Division  from 1993 until 1995.  Vice  President of  Geophysics,  Exploration  and  Production  Division from
                              1989 until 1992.

William D. Hake         47    Senior Vice President  since  September 1996. Vice President of Operations  for  Kerr-McGee  Coal  Corporation  from 1991 until September 1996.

George R. Hennigan      61    Senior Vice  President  since 1991.  President of Kerr-McGee
                              Chemical Corporation since 1991.

Russell G. Horner, Jr.  57    Senior  Vice   President  and  Corporate   Secretary   since
                              February   1997.    General   Counsel   since   1986.   Vice
                              President from 1986 until February 1997.

Robert C. Scharp        49    Senior Vice  President  since 1991.  Senior Vice  President,
                              Production,   Exploration  and  Production   Division  since
                              1995.  President of Kerr-McGee  Coal  Corporation  from 1991 until 1995.

Michael G. Webb         49    Senior Vice  President  since 1993.  Senior Vice  President,
                              Exploration,  Exploration and Production  Division from 1992 until  September  1996.  Vice  President,  Exploration  from
                              1992  to  1993.  Vice  President,   North  American  Onshore
                              Exploration from 1991 until 1992.

Julius C. Hilburn       46    Vice  President,  Human  Resources  since  Sep-tember  1996.
                              Manager,  Benefits  Administration from 1992 until September
                              1996.  Manager, Corporate Recruiting from 1990 until 1992.

Deborah A. Kitchens     40    Vice  President  and  Controller   since   September   1996.
                              Controller,  Exploration  and Production  Division from 1992 until  September  1996.  Director of Internal  Auditing from
                              1987 until 1992.

J. Michael Rauh         47    Treasurer  since  September  1996.  Vice  Presi-dent   since
                              1987.  Controller from 1987 until September 1996.

Donald F. Schiesz       59    Vice President,  Safety and Environment  since 1994.  Senior
                              Vice  President  of  Kerr-McGee  Chemical  Corporation  from
                              1991 until 1994.

Jean B. Wallace         42    Vice  President,   General  Administration  since  September
                              1996.  Vice  President,  Human  Resources  from  1989  until
                              September 1996.

        There is no family relationship between any of the executive officers.

                                   FORWARD-LOOKING INFORMATION

        This report contains forward-looking statements and assumptions concerning Kerr-McGee's future results and prospects. These statements are based on current expectations and are subject to certain events and risks that may be beyond the company's control. In addition, the company may from time to time make oral forward-looking statements. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the company. Any such statement is qualified by reference to the following cautionary statements.

        Such events and risks include the success of the oil and gas exploration program, ultimate volume of recoverable oil and gas reserves, success of cost-control efforts, general economic conditions, timely development and market acceptance of customer products for which Kerr-McGee supplies raw materials, and other risk factors discussed in this annual report on Form 10-K and the company's 1996 Annual Report to Stockholders. Actual results and developments may differ from those expressed or implied in this report.

                                             PART II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters

        Information relative to the market in which the company's common stock is traded, the high and low sales prices of the common stock by quarters for the past two years, and the approximate number of holders of common stock is furnished in Note 31 to the Consolidated Financial Statements in the 1996 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

        Quarterly dividends declared totaled $1.64 per share for the year 1996, $1.55 per share for the year 1995, and $1.52 per share for the year 1994. Cash dividends have been paid continuously since 1941 and totaled $83 million in 1996, $79 million in 1995, and $78 million in 1994.

Item 6.        Selected Financial Data

        Information regarding selected financial data required in this item is presented in the schedule captioned "Six-Year Financial Summary" in the 1996 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        "Management's Discussion and Analysis" in the 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 8.        Financial Statements and Supplementary Data

        The following financial statements and supplementary data included in the 1996 Annual Report to Stockholders are incorporated herein by reference:


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


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                             PART III

Item 10.       Directors and Executive Officers of the Registrant

(a)     Identification of directors -

           For information required under this section, reference is made to the "Election of Directors" section of the company's proxy statement for 1997 made in connection with its Annual Stockholders' Meeting to be held on May 13, 1997.

(b)     Identification of executive officers -

           The information required under this section is set forth in the caption "Executive Officers of the Registrant" on pages 19 and 20 of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K.

(c)     Compliance with Section 16(a) of the 1934 Act -

           For information required under this section, reference is made to the "Compliance with Section 16(a) of the Securities Exchange Act of 1934" section of the company's proxy statement for 1997 made in connection with its Annual Stockholders' Meeting to be held on May 13, 1997.

Item 11.       Executive Compensation

        For information required under this section, reference is made to the "Executive Compensation and Other Information" section of the company's proxy statement for 1997 made in connection with its Annual Stockholders' Meeting to be held on May 13, 1997.


Item 12.       Security Ownership of Certain Beneficial Owners and Management

        For information required under this section, reference is made to the "Security Ownership" portion of the "Election of Directors" section of the company's proxy statement for 1997 made in connection with its Annual Stockholders' Meeting to be held on May 13, 1997.


Item 13.       Certain Relationships and Related Transactions

        For information required under this section, reference is made to the "Election of Directors" and "Certain Relationships and Related Transactions" sections of the company's proxy statement for 1997 made in connection with its Annual Stockholders' Meeting to be held on May 13, 1997.

                                             PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements -

               The following consolidated financial statements of Kerr-McGee Corporation and its subsidiary companies, included in the company's 1996 Annual Report to Stockholders, are incorporated by reference in Item 8:

                  Report of Independent Public Accountants

                  Consolidated Statement of Income for the Years Ended December 31, 1996, 1995, and 1994

                  Consolidated Statement of Retained Earnings for the Years Ended December 31, 1996, 1995, and 1994

                  Consolidated Balance Sheet at December 31, 1996 and 1995

                  Consolidated Statement of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994

                  Notes to Financial Statements

(a)     2.     Financial Statement Schedules -

                  Report of Independent Public Accountants on Financial Statement Schedule

                  Schedule II - Valuation Accounts and Reserves for the Years Ended December 31, 1996, 1995, and 1994

               Schedules I, III, IV, and V are omitted as the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules in accordance with instructions contained in Regulation S-X.

(a)     3.     Exhibits -

               The following documents are filed under Commission file number 1-3939 as a part of this report.

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

                     4.1 Amended and Restated Rights Agreement dated as July 9, 1996, filed as Exhibit 1 to the report on Form 8-K dated July 9, 1996, and incorporated herein by reference.

                     4.2 The company agrees to furnish to the Securities and Exchange Commission, upon request, copies of each of the following instruments defining the rights of the holders of certain long-term debt of the company: the Indenture dated as of June 1, 1976, between the company and Citibank, N.A., as trustee, relating to the company's 8-1/2% Sinking Fund Debentures due June 1, 2006; the Indenture dated as of November 1, 1981, between the company and United States Trust Company of New York, as trustee, relating to the company's 7% Debentures due November 1, 2011; the Note Agreement dated as of November 29, 1989, among the Kerr-McGee Corporation Employee Stock Ownership Plan Trust (the Trust) and several lenders, providing for a loan guaranteed by the company of $125 million to the Trust; the Facilities Agreement dated March 3, 1991, providing for borrowings of up to $65 million through September 3, 1993, by
                                    National  Titanium  Dioxide  Company Limited
                                    (Cristal), a Saudi Arabian limited liability
                                    company   (owned  25%  by  a  wholly   owned
                                    subsidiary  of  the  company),  and  several
                                    banks with 25% of the loans  guaranteed on a
                                    several basis by a wholly owned  subsidiary;
                                    the $325  million  Credit Agreement dated as
                                    of December 4, 1996, providing  for  a five-
                                    year revolving credit facility with a bullet
                                    maturity  on  the fifth anniversary  of  the
                                    execution  of  the   Credit  Agreement;  the
                                    Revolving   Credit  Agreement  dated  as  of
                                    October 16, 1992, and the first amendment to
                                    the  Credit  Agreement  dated as of December
                                    21, 1994,   among   Kerr-McGee  Corporation,
                                    Kerr-McGee Oil (U.K.) PLC, and several banks
                                    providing for revolving credit of up to $230
                                    million   through   December 21,  1999;  and
                                    the  Revolving  Credit Agreement dated as of
                                    February 20, 1997,  between Kerr-McGee China
                                    Petroleum  Ltd., as borrower, and Kerr-McGee
                                    Corporation, as guarantor, and several banks
                                    providing for revolving credit of up to $105
                                    million  through March 6,  2000.  The  total
                                    amount of securities  authorized  under each
                                    of such instruments does not exceed  10%  of
                                    the  total assets of the   company  and  its
                                    subsidiaries on a consolidated basis.

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

                    10.2* Kerr-McGee Corporation Stock Deferred Com-pensation Plan for Non-Employee Directors as amended and restated effective August 1, 1995, filed on Form 10-K for year ended December 31, 1995, and incorporated herein by reference.

                    10.3* Description of the company's Annual Incentive Compensation Plan, filed on Form 10-K for year ended December 31, 1995, and incorporated herein by reference.

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

                    10.6* Kerr-McGee Corporation Executive Deferred Compensation Plan as amended and restated effective January 1, 1996, filed as Exhibit
                                    10.6 to the report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

                    10.7* Kerr-McGee Corporation Supplemental Execu-tive Retirement Plan as amended and restated effective May 3, 1994, filed as Exhibit 10.8 on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

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

                    10.12* Agreement as of October 1, 1991, between the company and Robert C. Scharp.

                    10.13* Consulting agreement, as of February 1, 1997, between the company and Frank A. McPherson.

                    10.14* Form of agreement, amended and restated as of December 31, 1992, between the company and certain executive officers not named in the Summary Compensation Table contained in the company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, filed as Exhibit 10(14) on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

                    12 Computations of ratio of earnings to fixed charges.

                    13              1996 Annual Report to Stockholders.

                    21              Subsidiaries of the Registrant.

                    23              Consent of Arthur Andersen LLP.

                    24              Powers of Attorney.

                    27 Financial Data Schedule (electronic filing only).


*These exhibits relate to the compensation plans and arrangements of the company.


(b)     Reports on Form 8-K -

           No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

Report of Independent Public Accountants On Financial
    Statement Schedule

To Kerr-McGee Corporation:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Kerr-McGee Corporation's 1996 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1997. Our report on the consolidated financial statements includes an explanatory paragraph with respect to 1995 changes in accounting for the impairment of long-lived assets and long-lived assets to be disposed of, as discussed in Note 11 to the financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule of Valuation Accounts and Reserves is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                         (ARTHUR ANDERSEN LLP)
                                                          ARTHUR ANDERSEN LLP




Oklahoma City, Oklahoma,
    February 17, 1997


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


Year Ended December 31, 1996
a. Deducted from asset accounts
   Allowance for doubtful notes
     and accounts receivable                $14       $  1       $  -          $  2       $ 13
   Warehouse inventory obsolescence           3          -          -             -          3
                                            ---       ----       ----          ----       ----
                                            $17       $  1       $  -          $  2       $ 16
                                            ===       ====       ====          ====       ====

b. Not deducted from asset accounts
   Environmental                           $230       $ 55       $  4 (A)      $ 54       $235
   Postretirement benefits                  112         11          -             6        117
   Oil and gas site dismantlement and coal
     site reclamation and restoration       103         14          -             7        110
   Surface mine stripping cost               16         35          -            36         15
   Pension benefits                          11          -         (4)(A)         -          7
   Other                                      6          2          -             1          7
                                            ---       ----       ----          ----       ----
                                           $478       $117       $  -          $104       $491
                                           ====       ====       ====          ====       ====

Year Ended December 31, 1995
a. Deducted from asset accounts
   Allowance for doubtful notes
     and accounts receivable                $11       $  3       $  1          $  1       $ 14
   Warehouse inventory obsolescence           2          1          -             -          3
                                            ---       ----       ----          ----       ----
                                            $13       $  4       $  1          $  1       $ 17
                                            ===       ====       ====          ====       ====

b. Not deducted from asset accounts
   Environmental                           $166       $121       $  4 (A)      $ 61       $230
   Postretirement benefits                  108         12         (1)(A)         7        112
   Oil and gas site dismantlement and coal
     site reclamation and restoration        94         12          -             3        103
   Surface mine stripping cost               12         37          -            33         16
   Pension benefits                           9          4          -             2         11
   Other                                      8          1         (2)(A)         1          6
                                            ---       ----       ----          ----       ----
                                           $397       $187       $  1          $107       $478
                                           ====       ====       ====          ====       ====


Year Ended December 31, 1994
a. Deducted from asset accounts
   Allowance for doubtful notes
     and accounts receivable                $ 5       $  9       $  -          $  3       $ 11
   Warehouse inventory obsolescence           1          1          -             -          2
                                            ---       ----       ----          ----       ----
                                            $ 6       $ 10       $  -          $  3       $ 13
                                            ===       ====       ====          ====       ====

b. Not deducted from asset accounts
   Environmental                           $255       $ 21       $(50)(A)      $ 60       $166
   Postretirement benefits                  103         11          -             6        108
   Oil and gas site dismantlement and coal
     site reclamation and restoration        81         13          3 (B)         3         94
   Surface mine stripping cost               14         30          -            32         12
   Pension benefits                           -          4          6 (C)         1          9
   Other                                      7          2          -             1          8
                                            ---       ----       ----          ----       ----
                                           $460       $ 81       $(41)         $103       $397
                                           ====       ====       ====          ====       ====




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



                             KERR-McGEE CORPORATION




                                            By:    Luke R. Corbett*
                                                   Luke R. Corbett,
                                                     Chairman of the Board and
                                                      Chief Executive Officer




March 27, 1997                              By:    (John C. Linehan)
        Date                                       John C. Linehan,
                                                   Executive Vice President and
                                                     Chief Financial Officer




                                            By:    (Deborah A. Kitchens)
                                                   Deborah A. Kitchens,
                                                   Vice President and Controller
                                                    and Chief Accounting Officer



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


                                            By:    Paul M. Anderson*
                                                   Paul M. Anderson, Director

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

                                            By:    E. H. Clark, Jr.*
                                                   E. H. Clark, Jr., Director

                                            By:    Luke R. Corbett*
                                                   Luke R. Corbett, Director

                                            By:    Martin C. Jischke*
                                                   Martin C. Jischke, Director

                                            By:    Robert S. Kerr, Jr.*
                                                   Robert S. Kerr, Jr., Director

March 27, 1997                              By:    Tom J. McDaniel*
        Date                                       Tom J. McDaniel, Director

                                            By:    William C. Morris*
                                                   William C. Morris, Director

                                            By:    John J. Murphy*
                                                   John J. Murphy, Director

                                            By:    John J. Nevin*
                                                   John J. Nevin, Director

                                            By:    Richard M. Rompala*
                                                   Richard M. Rompala, Director

                                            By:    Farah M. Walters*
                                                   Farah M. Walters, Director


        *By his signature set forth below, John C. Linehan has signed this Annual Report on Form 10-K as attorney-in-fact for the directors noted above, pursuant to power of attorney filed with the Securities and Exchange Commission.


                                            By:    (John C. Linehan)
                                                   John C. Linehan