Form 10-Q
period 1997-03-31
KERR MCGEE CORP
filed 1997-05-15
CIK 55458

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended March 31, 1997

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

                                 Yes   X    No

Number of shares of common stock, $1.00 par value, outstanding as of April 30, 1997: 47,935,629

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                   KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)



                                                             Three Months Ended
                                                                  March 31,
(Millions of dollars, except per-share amounts)               1997          1996
                                                            --------------------

Sales                                                       $468.0        $454.8
                                                            ------        ------

Costs and Expenses
   Costs and operating expenses                              258.1         250.2
   Selling, general, and administrative expenses              29.3          32.4
   Depreciation and depletion                                 68.9          65.6
   Exploration, including dry holes and
      amortization of undeveloped leases                      13.6          22.5
   Taxes, other than income taxes                             15.4          17.1
   Interest and debt expense                                  11.7          12.3
                                                            ------         -----
         Total Costs and Expenses                            397.0         400.1
                                                            ------         -----

                                                              71.0          54.7
Other Income                                                  29.3          15.3
                                                            ------         -----

Income before Income Taxes                                   100.3          70.0
Provision for Income Taxes                                    30.1          22.1
                                                            ------         -----

Net Income                                                  $ 70.2         $47.9
                                                            ======         =====

Net Income per Common Share                                 $ 1.45         $ .94
                                                            ======         =====

Cash Dividends Declared per Common Share                    $  .45         $ .41

Average Number of Shares Outstanding (thousands)            48,064        50,562



The accompanying notes are an integral part of this statement.


                       KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                 CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)


                                                              March 31,      December 31,
(Millions of dollars)                                              1997              1996
                                                              ---------------------------
ASSETS
Current Assets
   Cash                                                        $  155.0          $  120.9
   Notes and accounts receivable                                  321.7             374.4
   Inventories                                                    189.5             218.2
   Deposits and prepaid expenses                                   91.2              91.1
                                                               --------          --------
         Total Current Assets                                     757.4             804.6
                                                               --------          --------

Property, Plant, and Equipment                                  4,498.8           4,836.9
   Less reserves for depreciation,
      depletion, and amortization                               2,574.2           2,889.5
                                                               --------          --------
                                                                1,924.6           1,947.4
                                                               --------          --------

Investments and Other Assets                                      390.8             372.5
                                                               --------          --------

                                                               $3,072.8          $3,124.5
                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                                       $   21.9          $   36.4
   Accounts payable                                               220.9             262.3
   Other current liabilities                                      184.7             186.0
                                                               --------          --------
         Total Current Liabilities                                427.5             484.7
                                                               --------          --------

Long-Term Debt                                                    626.5             625.9
                                                               --------          --------

Deferred Credits and Reserves                                     614.4             646.4
                                                               --------          --------

Stockholders' Equity
   Common stock, par value $1 - 150,000,000
      shares authorized, 54,029,828 shares issued at
      3-31-97 and 53,862,347 shares issued at 12-31-96             54.0              53.9
   Capital in excess of par value                                 341.7             334.2
   Preferred stock purchase rights                                   .5                .5
   Retained earnings                                            1,396.5           1,348.0
   Unrealized gain on securities available-for-sale                 9.6              11.6
   Common shares in treasury, at cost - 6,032,265
      shares at 3-31-97 and 5,568,815 at 12-31-96                (337.0)           (305.2)
   Deferred compensation                                          (60.9)            (75.5)
                                                               --------          --------
         Total Stockholders' Equity                             1,404.4           1,367.5
                                                               --------          --------

                                                               $3,072.8          $3,124.5
                                                               ========          ========


The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

The accompanying notes are an integral part of this statement.


                       KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)



                                                                  Three Months Ended
                                                                       March 31,
(Millions of dollars)                                             1997          1996
                                                                 --------------------

Operating Activities
Net income                                                      $ 70.2         $ 47.9
Adjustments to reconcile net income to net cash
   provided by operating activities -
      Depreciation, depletion, and amortization                   69.9           68.1
      Deferred income taxes                                       13.6           15.6
      Gain on sale and retirement of assets                       (7.7)          (1.2)
      Realized gain on available-for-sale securities              (4.1)          (9.0)
      Provision for reclamation and remediation
         of inactive sites                                           -            9.2
      Noncash items affecting net income                           4.8            7.7
      Other net cash provided by (used in) operating activities   (9.2)          11.0
                                                                 -----         ------
            Net Cash Provided by Operating Activities            137.5          149.3
                                                                 -----         ------

Investing Activities
Capital expenditures                                             (67.2)        (101.4)
Other investing activities                                        23.7           19.5
                                                                ------         ------
            Net Cash Used in Investing Activities                (43.5)         (81.9)
                                                                ------         ------

Financing Activities
Decrease in short-term borrowings                                (14.5)         (34.9)
Issuance of long-term debt                                           -           16.6
Purchase of treasury stock                                       (33.2)         (58.3)
Dividends paid                                                   (19.9)         (21.3)
Other financing activities                                         7.7            6.7
                                                                ------         ------
            Net Cash Used in Financing Activities                (59.9)         (91.2)
                                                                ------         ------

Net Increase (Decrease) in Cash and Cash Equivalents              34.1          (23.8)

Cash and Cash Equivalents at Beginning of Period                 120.9           87.3
                                                                ------         ------

Cash and Cash Equivalents at End of Period                      $155.0         $ 63.5
                                                                ======         ======


The accompanying notes are an integral part of this statement.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


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

B. After adding the dilutive effect of the conversion of options to the weighted average number of shares outstanding, the shares used to compute net income per common share were 48,311,546 and 50,852,508 for the three months ended March 31, 1997 and 1996, respectively.

    On March 3, 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share," which replaces primary earnings per share (EPS) with basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The statement is effective for periods ending after December 15, 1997, and does not allow for early adoption. Upon adoption, restatement of prior years' EPS will be required. EPS calculated under the guidance of the statement increased the reported EPS to $1.46 and $.95 at March 31, 1997 and 1996, respectively. The company believes the effect on its EPS in future periods will be immaterial.

C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                             Three Months Ended
                                                  March 31,
    (Millions of dollars)                    1997          1996
                                            -------------------

    Income taxes                            $19.2         $  1.6
    Interest                                 11.6           12.4

D. The company held U.S. government obligations and equity securities considered to be available for sale at March 31, 1997 and December 31, 1996. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company held no securities classified as held to maturity or trading during the respective periods. At March 31, 1997 and December 31, 1996, these financial instruments were as follows:





                                         March 31, 1997                    December 31, 1996
                                 ------------------------------      -----------------------
                                                Gross Unrealized
                                  Fair            Holding Gains      Fair          Gross Unrealized
    (Millions of dollars)        Value   Cost       (Losses)         Value   Cost    Holding Gains

    Equity Securities            $18.3   $ 2.5       $15.8           $21.9   $ 3.1       $18.8
    U.S. Government Obligations
        Maturing within one year  18.4    18.4           -            25.7    25.7           -
        Maturing between one
           and four years         12.6    12.9         (.3)              -      -            -
                                 -----  ------       -----           -----  -----        -----

               Total             $49.3   $33.8       $15.5           $47.6   $28.8       $18.8
                                 =====   =====       =====           =====   =====       =====



    During the first quarter of 1997, the company sold equity securities considered to be available for sale. Proceeds from the sale totaled $4.7 million, resulting in a realized gain of $4.1 million before income taxes. The average cost of the securities was used in computing the realized gain.

    Equity securities are carried in the Consolidated Balance Sheet as Investments and Other Assets. U.S. government obligations are carried as Current Assets or Investments and Other Assets, depending upon their maturity. The change in the equity component for unrealized holding gains and losses, net of income taxes, for the first quarter of 1997 and 1996 was as follows:

                                                           Three Months Ended
                                                                March 31,
    (Millions of dollars)                                  1997           1996
                                                          --------------------

    Balance, January 1                                     $11.6         $25.9
        Net realized gains                                  (2.5)         (5.6)
        Net unrealized holding gains                          .5           4.0
                                                           -----         -----
    Balance, March 31                                      $ 9.6         $24.3
                                                           =====         =====

E. Investments in equity affiliates totaled $250.1 million at March 31, 1997, and $243.7 million at December 31, 1996. Equity income related to the investments and included in Other Income in the Consolidated Statement of Income totaled $9.5 million and $1.2 million for the three months ended March 31, 1997 and 1996, respectively.

F.  CONTINGENCIES

    WEST CHICAGO -

    In 1973, a wholly owned subsidiary, Kerr-McGee Chemical Corporation (KMCC), closed the facility located in West Chicago, Illinois, that processed thorium ores. Operations resulted in some low-level radioactive contamination at the site, and in 1979, KMCC filed a plan with the Nuclear Regulatory Commission (NRC) to decommission the facility. The NRC transferred jurisdiction of this site to the State of Illinois (the State) in 1990. The following discusses the current status of various matters associated with this closed facility.

    Decommissioning - In 1994, KMCC, the City of West Chicago (the City), and the State reached agreement on Phase I of the decommissioning plan for the closed West Chicago facility. Pursuant to the Phase I agreement, KMCC began shipping material from the site to a licensed permanent disposal facility in Utah during 1994.

    In February 1997, KMCC executed an agreement with the City as to the terms and conditions for completing the final phase of the decommissioning work, the bulk of which is expected to be completed about four to six years after receiving the necessary license amendment. The State has indicated approval of this agreement, and KMCC expects a license amendment that will enable KMCC to proceed with the final phase of the decommissioning work.

    Under the Illinois Uranium and Thorium Mill Tailings Control Act (the Act), KMCC is obligated to pay an annual storage fee of $2 per cubic foot of byproduct material located at the former facility. Under the Phase I Agreement, the amount of the storage fee paid each year shall not exceed $26 million, and all amounts paid pursuant to the Act are to be reimbursed to KMCC as decommissioning expenditures are incurred. KMCC has received reimbursement for all amounts paid under the Act and will continue to seek reimbursement for future amounts paid under the Act as decommissioning costs are incurred.

    Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the United States Department of Energy is obligated to reimburse KMCC for certain decommissioning costs. Title X was amended in 1996 to increase the amount authorized to $65 million plus inflation adjustments. Through the first quarter of 1997, KMCC has been reimbursed approximately $28 million under Title X.

    At March 31, 1997, the remaining reserves provided for the cost to decommission the site total $172 million (without regard to any further recovery under Title X), payable over the course of the decommissioning work.

    Offsite Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and has designated KMCC as a potentially responsible party in these four areas. The EPA issued unilateral administrative orders for two of these areas (referred to as the residential area and Reed-Keppler Park), which require KMCC to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. At March 31, 1997, the remaining reserves to clean up the residential area and Reed-Keppler Park total $19 million. Without waiving any of its rights or defenses, KMCC has begun the cleanup of these two sites and anticipates completing the work within four years.

    Judicial Proceedings - In December 1996, a lawsuit was filed against the company and its subsidiary, KMCC, in Illinois state court on behalf of a purported class of present and former West Chicago residents seeking damages for alleged diminution in property values and the establishment of a medical monitoring fund to benefit those allegedly exposed to thorium wastes originating from the former facility. The case recently has been removed to federal court and is being vigorously defended.

    SUMMARY -

    The plants and facilities of the company and its subsidiaries are subject to various environmental laws and regulations. The company or its subsidiaries have been notified that they may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites and former plant sites. At March 31, 1997, the remaining reserves provided for the cost to investigate and/or remediate all presently identified sites of former or current operations total $292 million, which includes $191 million for the former West Chicago facility, the residential area and Reed-Keppler Park. The ultimate costs to decommission these sites are difficult to estimate because of the numerous contingencies. Actual costs could differ from those currently estimated as information becomes available for sites that are not now included in the reserve, if contamination is not as expected, or field conditions or other variables differ significantly from those that are now assumed. Actual costs will be reduced by the amounts recoverable under Title X and other government programs. Expenditures from inception through March 31, 1997, totaled $356 million for currently known sites.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 1997 Results with 1996 Results

CONSOLIDATED OPERATIONS

First-quarter 1997 net income totaled $70.2 million, compared with $47.9 million for the same 1996 period. Operating profit in the 1997 first quarter was 17% more than for the same 1996 period due to improved results from the exploration and production unit, partially offset by lower results from chemical and coal operations. The increase in operating profit was due primarily to higher crude oil and natural gas sales prices, partially offset by lower crude oil and natural gas sales volumes, lower titanium dioxide pigment and coal sales prices and higher pigment production costs.

First-quarter 1997 nonoperating income was $.2 million, compared with expense of $15.3 million for the 1996 quarter due primarily to lower environmental provisions, higher equity income of $8.3 million primarily from the company's 31% investment in Devon Energy Corporation (see Note E), and higher foreign currency transaction gains, partially offset by lower realized gains on available-for-sale securities.

The provision for income taxes was $30.1 million, compared with $22.1 million for the 1996 first quarter. The increase was due to higher pretax income.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the first quarter of 1997, compared with the same period last year.


                                                            Three Months Ended
                                                                  March 31,
(Millions of dollars)                                        1997          1996
                                                           --------------------

Sales
    Exploration and production                             $200.3        $189.8
    Chemicals                                               183.4         175.2
    Coal                                                     84.2          89.7
    Other                                                      .1            .1
                                                           ------        ------
        Total Sales                                        $468.0        $454.8
                                                           ======        ======

Operating Profit (Loss)
    Exploration and production                             $ 68.0        $ 34.6
    Chemicals                                                15.2          30.6
    Coal                                                     15.3          18.0
    Other                                                     1.6           2.1
                                                           ------        ------
        Total Operating Profit                              100.1          85.3
Nonoperating Income (Expense)                                  .2         (15.3)
                                                           ------        ------
Income before Income Taxes                                  100.3          70.0
Provision for Income Taxes                                   30.1          22.1
                                                           ------        ------
Net Income                                                 $ 70.2        $ 47.9
                                                           ======        ======

Exploration and Production -

Operating profit for the first quarter of 1997 was $68 million, compared with $34.6 million for the same 1996 period. First-quarter 1997 operating profit was up due primarily to higher crude oil and natural gas sales prices and lower exploration and operating expenses. Partially offsetting were lower crude oil and natural gas liquids sales volumes as a result of the normal production declines in the North Sea and December 1996 merger of the company's North American onshore properties and the divestiture of nonstrategic oil and gas properties.


Revenues were $200.3 million and $189.8 million for the three months ended March 31, 1997 and 1996, respectively. The following table shows the company's average crude oil and natural gas sales prices and proprietary volumes for the first quarter of 1997 and 1996.

                                                Three Months Ended      Percent
                                                      March 31,        Increase
                                                1997           1996   (Decrease)
                                             -----------------------------------

Crude oil sales (thousands of bbls/day)
    United States                               25.4           27.1        (6)
    North Sea                                   26.0           32.0       (19)
    China                                        6.6              -        NM
    Canada                                         -            4.2        NM
                                               -----         ------
        Total                                   58.0           63.3        (8)
                                               =====         ======

Average crude oil sales price (per barrel)
    United States                             $20.90         $16.33        28
    North Sea                                  21.52          16.67        29
    China                                      20.72              -        NM
    Canada                                         -          14.75        NM
        Average                               $21.14         $16.39        29

Natural gas sold (MMCF/day)
    United States                                183            189        (3)
    North Sea                                     34             35        (3)
    Canada                                         -             35        NM
                                               -----         ------
        Total                                    217            259       (16)
                                               =====         ======

Average natural gas sales price (per MCF)
    United States                              $2.79         $ 1.93        45
    North Sea                                   2.98           2.48        20
    Canada                                         -           1.10        NM
        Average                                $2.82         $ 1.89        49

Chemicals -

Chemicals' first-quarter 1997 operating profit was $15.2 million on revenues of $183.4 million, compared with operating profit of $30.6 million on revenues of $175.2 million for the same 1996 quarter. Revenues increased primarily due to higher pigment and forest product sales volumes and higher forest product sales prices, partially offset by lower pigment sales prices. Operating profit declined due to lower pigment sales prices and higher per-unit production costs.

Coal -

First-quarter 1997 coal operating profit was $15.3 million on revenues of $84.2 million, compared with operating profit of $18 million on revenues of $89.7 million for the same 1996 quarter. Revenues declined primarily due to lower average sales prices. Operating profit decreased primarily due to the lower revenues and higher per-unit production costs at the company's underground mine resulting from a temporary reduction in longwall coal production.

Financial Condition

At March 31, 1997, the company's net working capital was $329.9 million, compared with $319.9 million at December 31, 1996. The current ratio was 1.8 to 1 at March 31, 1997, compared with 1.7 to 1 at December 31, 1996, and 1.4 to 1 at March 31, 1996. The company's percentage of total debt to total capitalization was 32% at March 31, 1997, compared with 33% at December 31, 1996, and 34% at March 31, 1996.

The company had unused lines of credit and revolving credit facilities of $610 million at March 31, 1997. Of this amount, $265 million and $270 million can be used to support commercial paper borrowings of Kerr-McGee Credit Corporation and Kerr-McGee Oil (U.K.) PLC, respectively.

The company's wholly owned subsidiary, Kerr-McGee China Petroleum Ltd., amended its revolving credit agreement with several banks providing for borrowings up to $105 million, of which $60 million was outstanding at March 31, 1997. The company continues as guarantor of the agreement. The agreement was amended in February 1997 to extend the period during which borrowings may be made to March 6, 2000. Interest is payable at varying rates.

In April 1997, the company and Kerr-McGee Oil (U.K.), a wholly owned subsidiary, Kerr-McGee Oil (U.K.) PLC, amended their revolving credit agreement with several banks. The agreement previously provided for borrowings of up to $230 million, none of which was outstanding at March 31, 1997. The company continues as guarantor of the agreement. The agreement was amended to reduce the amount of borrowings available to $225 million and to separate the agreement into two loan facility arrangements. Under the Facility A arrangement, $150 million may be borrowed through April 28, 2002. Under the Facility B arrangement, $75 million is available through April 24, 1998. Prior to the termination date of the Facility B arrangement and in accordance with the terms of the agreement, Kerr-McGee Oil (U.K.) PLC may request an extension of the commitment period for not more than one year. Interest is payable at varying rates.

First-quarter 1997 cash capital expenditures totaled $67.2 million, compared with $101.4 million for the same period last year. Chemical expenditures were 43% of the 1997 amount. Exploration and production expenditures, principally in the Gulf of Mexico, North Sea, and offshore China, were 40% of the total. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective short-term and/or long-term borrowings.

During the first quarter 1997, the company purchased 465,000 shares of its stock at a cost of $31.9 million. Since initiation of the stock repurchase program in October 1995 through March 31, 1997, 4.4 million shares have been purchased at a cost $274.6 million.

                                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The 1997 annual meeting of stockholders was held on May 13, 1997.

     (b) The following matters were voted upon at the annual meeting:

        (1) Following are the directors elected at the 1997 annual meeting and the tabulation of votes related to each nominee.

                                                                          Votes
                                                        Affirmative     Withheld

               Paul M. Anderson                        40,524,882         26,572
               Bennett E. Bidwell                      40,527,257         24,197
               Luke R. Corbett                         40,492,585         58,869
               Martin C. Jischke                       40,542,934          8,520
               Tom J. McDaniel                         40,524,038         27,416
               William C. Morris                       40,547,349          4,105
               John J. Murphy                          40,537,390         14,064
               Richard M. Rompala                      40,526,694         24,760
               Farah M. Walters                        40,543,147          8,307


        (2) The stockholders ratified the appointment of Arthur Andersen LLP as independent public accountants for 1997. Affirmative votes were 43,731,308; negative votes were 102,660 and abstentions were 99,958.

Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits -

           27.0 Financial Data Schedule

     (b)   Reports on Form 8-K

           None

                                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KERR-McGEE CORPORATION


Date May 15, 1997                                  By:  (Deborah A. Kitchens)
     ------------                                       ---------------------
                                                         Deborah A. Kitchens
                                                          Vice President and
                                                          Controller and Chief
                                                          Accounting Officer