Form 10-Q
period 1997-06-30
KERR MCGEE CORP
filed 1997-08-14
CIK 55458

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                                   Yes X No

Number of shares of common stock, $1.00 par value, outstanding as of July 31, 1997: 47,669,033

                                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                            KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                   CONSOLIDATED STATEMENT OF INCOME
                                              (UNAUDITED)

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
(Millions of dollars, except per-share amounts)   1997           1996          1997           1996
                                                ---------------------        ---------------------
Sales                                           $411.7         $470.2        $879.7         $925.0

Costs and Expenses
   Costs and operating expenses                  241.5          261.8         499.6          512.0
   Selling, general, and administrative expenses  20.9           58.4          50.2           90.8
   Depreciation and depletion                     66.2           68.1         135.1          133.7
   Exploration, including dry holes and
      amortization of undeveloped leases          17.9           29.6          31.5           52.1
   Taxes, other than income taxes                 12.8           17.2          28.2           34.3
   Interest and debt expense                      10.8           12.6          22.5           24.9
                                                ------         ------        ------        -------
         Total Costs and Expenses                370.1          447.7         767.1          847.8
                                                ------         ------        ------        -------

                                                  41.6           22.5         112.6           77.2
Other Income                                      17.9           50.4          47.2           65.7
                                                ------         ------        ------        -------

Income before Income Taxes                        59.5           72.9         159.8          142.9
Provision for Income Taxes                        17.9           22.2          48.0           44.3
                                                ------         ------        ------        -------

Net Income                                      $ 41.6         $ 50.7        $111.8        $  98.6
                                                ======         ======        ======        =======

Net Income per Common Share                     $  .87         $ 1.01        $ 2.32        $  1.95

Cash Dividends Declared per Common Share        $  .45         $  .41        $  .90        $   .82

Average Number of Shares Outstanding
   (thousands)                                  47,845         49,791        47,954         50,176


The accompanying notes are an integral part of this statement.


                            KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                      CONSOLIDATED BALANCE SHEET
                                              (UNAUDITED)

                                                                June 30,      December 31,
(Millions of dollars)                                              1997              1996
                                                               --------------------------

ASSETS
Current Assets
   Cash                                                        $   76.7          $  120.9
   Notes and accounts receivable                                  273.5             374.4
   Inventories                                                    167.1             218.2
   Deposits and prepaid expenses                                   71.5              91.1
                                                               --------          --------
         Total Current Assets                                     588.8             804.6
                                                               --------          --------

Property, Plant, and Equipment                                  4,488.2           4,836.9
   Less reserves for depreciation,
      depletion, and amortization                               2,550.5           2,889.5
                                                               --------          --------
                                                                1,937.7           1,947.4
                                                               --------          --------

Investments and Other Assets                                      397.4             372.5
                                                               --------          --------

                                                               $2,923.9          $3,124.5
                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                                       $   20.0          $   36.4
   Accounts payable                                               217.7             262.3
   Other current liabilities                                      211.8             186.0
                                                               --------          --------
         Total Current Liabilities                                449.5             484.7
                                                               --------          --------

Long-Term Debt                                                    468.6             625.9
                                                               --------          --------

Deferred Credits and Reserves                                     598.9             646.4
                                                               --------          --------

Stockholders' Equity
   Common stock, par value $1 - 150,000,000
      shares authorized, 54,035,727 shares issued at
      6-30-97 and 53,862,347 shares issued at 12-31-96             54.0              53.9
   Capital in excess of par value                                 342.0             334.2
   Preferred stock purchase rights                                   .5                .5
   Retained earnings                                            1,417.6           1,348.0
   Unrealized gain on available-for-sale securities                 4.4              11.6
   Common shares in treasury, at cost - 6,286,465
      shares at 6-30-97 and 5,568,815 at 12-31-96                (353.0)           (305.2)
   Deferred compensation                                          (58.6)            (75.5)
                                                               --------          --------
         Total Stockholders' Equity                             1,406.9           1,367.5
                                                               --------          --------

                                                               $2,923.9          $3,124.5
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


                            KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (UNAUDITED)


                                                                       Six Months Ended
                                                                           June 30,
(Millions of dollar)                                                  1997           1996
                                                                    ---------------------
Operating Activities
Net income                                                          $111.8         $ 98.6
Adjustments to reconcile to net cash
   provided by operating activities -
      Depreciation, depletion, and amortization                      138.2          138.5
      Deferred income taxes                                           22.9           24.1
      Realized gain on available-for-sale securities                 (10.7)         (16.9)
      Noncash items affecting net income                              (8.2)          15.4
      Other net cash provided by operating activities                 77.1           30.6
                                                                     -----         ------
         Net Cash Provided by Operating Activities                   331.1          290.3
                                                                     -----         ------

Investing Activities
Capital expenditures                                                (156.9)        (206.4)
Proceeds from the sales of available-for-sale securities              12.4           19.5
Proceeds from sales of exploration and production assets              16.9           14.0
Other investing activities                                             9.9           16.1
                                                                     -----         ------
         Net Cash Used in Investing Activities                      (117.7)        (156.8)
                                                                    ------         ------


Financing Activities
Increase (decrease) in short-term borrowings                         (16.4)          17.0
Issuance of long-term debt                                               -           24.2
Purchase of treasury stock                                           (49.1)        (108.1)
Dividends paid                                                       (41.5)         (42.2)
Repayment of long-term debt                                         (158.5)         (35.8)
Other financing activities                                             7.9            7.7
                                                                     -----         ------
         Net Cash Used in Financing Activities                      (257.6)        (137.2)
                                                                    ------         ------

Net Increase (Decrease) in Cash and Cash Equivalents                 (44.2)          (3.7)

Cash and Cash Equivalents at Beginning of Period                     120.9           87.3
                                                                     -----         ------

Cash and Cash Equivalents at End of Period                           $76.7         $ 83.6
                                                                     =====         ======


The accompanying notes are an integral part of this statement.


                       KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        JUNE 30, 1997



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

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997, and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. The company plans to adopt both accounting standards as of January 1, 1998.

    FAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported as a part of the basic financial statements. FAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. The company expects adoption of the new standards will not materially affect the company's reporting practices.

B. After adding the dilutive effect of the conversion of options to the weighted average number of shares outstanding, the shares used to compute net income per common share were 48,030,170 and 50,060,745 for the three months ended June 30, 1997 and 1996, respectively, and 48,167,812 and 50,453,791 for the six months ended June 30, 1997 and 1996, respectively.

    In March 1997, the FASB issued FAS No. 128, "Earnings per Share," which requires the calculation of basic and diluted earnings per share (EPS). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents. The statement is effective for periods ending after December 15, 1997, and does not allow for early adoption. Restatement of prior years' EPS is required upon adoption. Had the company been required to adopt SFAS 128 currently, basic earnings per share for the three months ended June 30, 1997 and 1996, would have been $.87 and $1.01, respectively, and for the six months ended June 30, 1997 and 1996, would have been $2.33 and $1.96, respectively. Diluted earnings per share for both the three months and six months ended June 30, 1997 and 1996, would not have differed materially from basic EPS. The company expects the effect of the new standard on its EPS in future periods will be immaterial.

C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                              Six Months Ended
                                                   June 30,
    (Millions of dollars)                    1997          1996
                                            -------------------

    Income taxes                            $13.8          $14.4
    Interest                                 28.2           30.9

D. The company held U.S. government obligations and equity securities considered to be available for sale at June 30, 1997 and December 31, 1996. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company held no securities classified as held to maturity or trading during the respective periods. At June 30, 1997 and December 31, 1996, these financial instruments were as follows:



                                          June 30, 1997                    December 31, 1996
                                 -------------------------------      ------------------------------

                                                Gross Unrealized
                                  Fair            Holding Gains      Fair          Gross Unrealized
    (Millions of dollars)        Value   Cost       (Losses)         Value   Cost    Holding Gains

    Equity Securities            $ 8.1   $ 1.0        $7.1           $21.9   $ 3.1       $18.8
    U.S. Government Obligations
        Maturing within one year   9.4     9.4           -            25.7    25.7           -
        Maturing between one
           and four years         16.4    16.5         (.1)              -      -            -
                                 -----  ------       -----           -----   -----       -----

               Total             $33.9   $26.9        $7.0           $47.6   $28.8       $18.8
                                 =====   =====        ====           =====   =====       =====


    During 1997, the company sold equity securities considered to be available for sale. Proceeds from the sale during the 1997 second quarter totaled $7.7 million, resulting in a realized gain of $6.6 million before income taxes. Proceeds from the sale for the first six months of 1997 totaled $12.4 million, resulting in a realized gain of $10.7 million before income taxes. The average cost of the securities was used in computing the realized gain. During 1997, the company donated 50,000 shares of its available-for-sale securities to the Kerr-McGee Foundation Corporation, a tax-exempt entity whose purpose is to contribute to not-for-profit organizations. The fair value of these donated shares totaled $3.2 million, which includes appreciation of $2.8 million before income taxes.

    The change in the equity component for unrealized holding gains and losses, net of income taxes, for the first six months of 1997 and 1996 was as follows:

                                                            Six Months Ended
                                                                June 30,
    (Millions of dollars)                                  1997           1996
                                                          --------------------

    Balance, January 1                                     $11.6         $25.9
        Net realized gains                                  (2.5)         (5.6)
        Net unrealized holding gains                          .5           4.0
                                                           -----         -----
    Balance, March 31                                        9.6          24.3
        Net realized gains                                  (4.3)         (5.5)
        Net appreciation of donated securities              (1.7)            -
        Net unrealized holding gains                          .8           1.2
                                                           -----         -----
    Balance, June 30                                       $ 4.4         $20.0
                                                           =====         =====

E. Investments in equity affiliates totaled $256.3 million at June 30, 1997, and $243.7 million at December 31, 1996. Equity income related to the investments and included in Other Income in the Consolidated Statement of Income totaled $6.5 million and $2.3 million for the three months ended June 30, 1997 and 1996, respectively, and $16.0 million and $3.5 million for the six months ended June 30, 1997 and 1996, respectively.

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

    In February 1997, KMCC executed an agreement with the City as to the terms and conditions for completing the final phase of decommissioning work, the bulk of which is expected to be completed about four to six years after receiving the necessary license amendment. The State has indicated approval of this agreement, and KMCC expects the State to issue a license amendment that will enable KMCC to proceed with the final phase of decommissioning work.

    In 1992, the State enacted legislation imposing an annual storage fee equal to $2 per cubic foot of byproduct material located at the closed facility. The storage fee cannot exceed $26 million per year, and any storage fee payments are required to be reimbursed to KMCC as decommissioning costs are incurred. In June 1997, the legislation was amended to provide that future storage fee obligations are to be offset against decommissioning costs incurred but not yet reimbursed. Prior to the 1997 legislative amendments, KMCC had been fully reimbursed for all storage fee payments previously assessed and paid. As a result of the 1997 legislative amendments and as unreimbursed decommissioning costs exceeded storage assessments, KMCC was not required to pay the balance of the storage fee owed for 1997, and KMCC does not expect to be required to make future storage fee payments.

    Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the United States Department of Energy is obligated to reimburse KMCC for certain decommissioning costs. Title X was amended in 1996 to increase the amount authorized to $65 million plus inflation adjustments. Through the second quarter of 1997, KMCC has been reimbursed approximately $28 million under Title X. At June 30, 1997, the remaining reserves to decommission the site totaled $168 million (without regard to any further recovery under Title X), payable over the course of the decommissioning work.

    Offsite Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and has designated KMCC as a potentially responsible party in these four areas. The EPA issued unilateral administrative orders for two of these areas (referred to as the residential area and Reed-Keppler Park), which require KMCC to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. At June 30, 1997, the remaining reserves to clean up the residential area and Reed-Keppler Park totaled $18 million. Without waiving any of its rights or defenses, KMCC has begun the cleanup of these two sites and anticipates completing the work within four years.

    Judicial Proceedings - In December 1996, a lawsuit was filed against the company and its subsidiary, KMCC, in Illinois state court on behalf of a purported class of present and former West Chicago residents. The lawsuit seeks damages for alleged diminution in property values and the establishment of a medical monitoring fund to benefit those allegedly exposed to thorium wastes originating from the former facility. The case recently has been removed to federal court and is being vigorously defended.

    SUMMARY -

    The plants and facilities of the company and its subsidiaries are subject to various environmental laws and regulations. The company or its subsidiaries have been notified that they may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites and former plant sites. At June 30, 1997, the remaining reserves provided for the cost to investigate and/or remediate all presently identified sites of former or current operations totaled $277 million, which included $186 million for the former West Chicago facility, the residential area and Reed-Keppler Park. The ultimate costs to decommission these sites are difficult to estimate because of the numerous contingencies. Actual costs could differ from those currently estimated as information becomes available for sites that are not now included in the reserve, if contamination is not as expected, or field conditions or other variables differ significantly from those that are now assumed. Actual costs will be reduced by the amounts recoverable under Title X and other government programs. Expenditures from inception through June 30, 1997, totaled $372 million for currently known sites.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 1997 Results with 1996 Results

CONSOLIDATED OPERATIONS

Second-quarter 1997 net income totaled $41.6 million, compared with 1996 second-quarter net income of $50.7 million. Excluding unusual items, net income was $31.1 million in the 1997 second quarter, compared with $45.4 million in the same 1996 period. For the first six months of 1997, net income was $111.8 million, compared with $98.6 million in the same 1996 period. Excluding unusual items, net income for the first six months of 1997 totaled $99 million, compared with $94.3 million in 1996.

Operating profit decreased 27% in the 1997 second quarter, compared with the same 1996 period due to lower results from all three of the company's business units. Operating profit for the first six months of 1997 declined 5% compared with the same 1996 period due to lower results from chemical and coal operations, partially offset by improved results from the exploration and production unit. The decline in operating profit for both periods was due primarily to the lower production resulting from an underground ignition at one of the company's coal mines (full production resumed in mid-July), lower coal sales prices, lower crude oil and natural gas sales volumes, and lower sales prices and higher production costs for titanium dioxide pigment, partially offset by higher natural gas sales prices, lower exploration expense, lower operating expense for the exploration and production unit, and higher pigment sales volumes. Second-quarter 1997 nonoperating expense was $.6 million, compared with $9.8 million for the 1996 quarter. For the first six months of 1997, nonoperating expense was $.4 million, compared with $25.1 million for the same 1996 period. The decrease in both periods was due primarily to provisions for settled and pending litigation in 1996, lower environmental provisions, higher equity income, and lower interest expense, partially offset by lower insurance settlements of certain claims related to environmental sites.

The provision for income taxes was $17.9 million and $48 million for the second quarter and first six months of 1997, respectively, compared with $22.2 million and $44.3 million for the respective 1996 periods. The decrease for the second quarter was due to lower pretax income. The increase for the six months was due to higher pretax income.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the second quarter and first six months of 1997, compared with the same period last year.

                                         Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
(Millions of dollars)                    1997           1996          1997          1996
                                        --------------------        --------------------

Sales
    Exploration and production          $146.5        $205.6        $346.8         $395.4
    Chemicals                            189.0         173.2         372.4          348.4
    Coal                                  76.2          91.3         160.4          181.0
    Other                                   -             .1            .1             .2
                                        ------        ------        ------         ------
        Total                           $411.7        $470.2        $879.7         $925.0
                                        ======        ======        ======         ======

Operating Profit (Loss)
    Exploration and production          $ 32.5        $ 36.1        $100.5         $ 70.7
    Chemicals                             21.7          26.1          36.9           56.7
    Coal                                   5.7          18.2          21.0           36.2
    Other                                   .2           2.3           1.8            4.4
                                        ------        ------        ------         ------
        Total                             60.1          82.7         160.2          168.0
Nonoperating Income (Expense)              (.6)         (9.8)          (.4)         (25.1)
                                        ------        ------        ------         ------
Income before Income Taxes                59.5          72.9         159.8          142.9
Provision for Income Taxes                17.9          22.2          48.0           44.3
                                        ------        ------        ------         ------
Net Income                              $ 41.6        $ 50.7        $111.8         $ 98.6
                                        ======        ======        ======         ======


Exploration and Production -

Operating profit for the second quarter of 1997 was $32.5 million, compared with $36.1 million for the same 1996 period. Operating profit for the first six months of 1997 and 1996 was $100.5 million and $70.7 million, respectively. Operating profit for the second quarter of 1997 decreased due to lower crude oil and natural gas sales volumes and lower crude oil sales prices, partially offset by lower operating and exploration expenses and higher natural gas sales prices. The increase in operating profit for the first six months of 1997 was due to higher crude oil and natural gas sales prices and lower operating and exploration expenses, partially offset by lower crude oil and natural gas sales volumes.

Revenues were $146.5 million and $205.6 million for the three months ended June 30, 1997 and 1996, respectively, and $346.8 million and $395.4 million for the first six months of 1997 and 1996, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the second quarter and first six months of 1997 and 1996.


                                   Three Months Ended                   Six Months Ended
                                        June 30,        Increase            June 30,        Increase
                                    1997       1996    (Decrease)       1997       1996    (Decrease)
                                  -------------------------------       -----------------------------

Crude oil sales
    (thousands of bbls/day)
        United States               25.1       27.3         (8)         25.2       27.2         (7)
        North Sea                   22.6       29.2        (23)         24.3       31.5        (23)
        China                       10.2        4.7        117           8.5        2.3        270
        Canada                         -        3.5         NM             -        3.9         NM
                                   -----     ------                    -----     ------
           Total proprietary sales  57.9       64.7        (11)         58.0       64.9        (11)
        Proportionate interest in
         equity affiliate's sales    7.4          -         NM           7.4          -         NM
                                   -----     ------                    -----     ------
             Total                  65.3       64.7          1          65.4       64.9          1
                                   =====     ======                    =====     ======

Average crude oil sales price
    (per barrel)
        United States             $17.48     $18.76         (7)       $19.19     $17.55          9
        North Sea                  17.19      18.69         (8)        19.49      17.69         10
        China                      16.52      18.48        (11)        18.16      18.48         (2)
        Canada                         -      19.16         NM             -      16.75         NM
           Average                $17.21     $18.73         (8)       $19.16     $17.61          9

Natural gas sold
    (MMCF/day)
        United States                163        198        (18)          173        193        (10)
        North Sea                     28         28          -            31         32         (3)
        Canada                         -         30         NM             -         32         NM
                                   -----     ------                    -----     ------
           Total proprietary sales   191        256        (25)          204        257        (21)
        Proportionate interest in
         equity affiliate's sales     59          -         NM            59          -         NM
                                   -----     ------                    -----     ------
             Total                   250        256         (2)          263        257          2
                                   =====     ======                    =====     ======

Average natural gas sales price
    (per MCF)
        United States              $2.11      $1.88         12         $2.47      $1.90         30
        North Sea                   2.26       2.33         (3)         2.65       2.41         10
        Canada                         -       1.04         NM             -       1.07         NM
           Average                 $2.13      $1.83         16         $2.49      $1.86         34



Chemicals -

Second-quarter 1997 operating profit totaled $21.7 million on revenues of $189 million, compared with operating profit of $26.1 million on revenues of $173.2 million for the 1996 quarter. For the first six months of 1997 and 1996, operating profit was $36.9 million and $56.7 million, respectively, on revenues of $372.4 million and $348.4 million, respectively. Revenues for the second quarter and the first six months of 1997 increased due to higher pigment sales volumes, partially offset by lower pigment sales prices. Operating profit for both 1997 periods decreased due to lower pigment sales prices, and higher operating expense for pigment operations partially offset by higher pigment sales volumes.

Coal -

Second-quarter 1997 operating profit was $5.7 million, compared with $18.2 million for the same 1996 quarter. For the first six months of 1997, operating profit was $21 million, compared with $36.2 million last year. Revenues were $76.2 million and $91.3 million for the second quarter of 1997 and 1996, respectively, and $160.4 million and $181 million for the first six months of 1997 and 1996, respectively. Revenues for the second quarter and the first six months of 1997 declined primarily due to lower sales volumes. Operating profit decreased for both 1997 periods primarily due to the lower revenues and higher per-unit production costs that resulted from an underground ignition at one of the company's mines.

Financial Condition

At June 30, 1997, the company's net working capital position was $139.3 million, compared with $319.9 million at December 31, 1996. The current ratio was 1.3 to 1 at both June 30, 1997, and June 30, 1996, compared with 1.7 to 1 at December 31, 1996. The company's percentage of total debt to total capitalization was 26% at June 30, 1997, compared with 35% at June 30, 1996, and 33% at December 31, 1996.

The company had unused lines of credit and revolving credit facilities of $604 million at June 30, 1997. Of this amount, $255 million and $265 million can be used to support commercial paper borrowings of Kerr-McGee Credit Corporation and Kerr-McGee (U.K.) PLC, respectively.

Cash capital expenditures for the first six months of 1997 totaled $156.9 million, compared with $206.4 million for the same 1996 period. Exploration and production expenditures, principally in the Gulf of Mexico, the North Sea, and offshore China, were 53% of the total. Chemical expenditures were 33% of the total. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective long-and/or short-term borrowing.

During the 1997 second quarter, the company purchased 254,000 shares of its stock at a cost of $16 million. Since initiation of the stock repurchase program in October 1995 through June 30, 1997, 4.7 million shares have been purchased at a cost of $291 million.

                                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 6. Exhibits and Reports on Form 8-K.

     (a)   Exhibits -

           27.0 Financial Data Schedule

     (b)   Reports on Form 8-K

           None

                                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    KERR-McGEE CORPORATION


Date August 14, 1997                             By:  (Deborah A. Kitchens)
     ---------------                                  ---------------------
                                                       Deborah A. Kitchens
                                                  Vice President and Controller
                                                  and Chief Accounting Officer