Form 10-Q
period 1997-09-30
KERR MCGEE CORP
filed 1997-11-12
CIK 55458

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

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

                                   Yes X No

Number of shares of common stock, $1.00 par value, outstanding as of October 31, 1997: 47,669,868

                                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                  CONSOLIDATED STATEMENT OF INCOME
                                             (UNAUDITED)


                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
(Millions of dollars, except per-share amounts)   1997           1996          1997           1996
                                                 --------------------       ----------------------


Sales                                            $402.2        $487.6       $1,281.9      $1,412.6

Costs and Expenses
   Costs and operating expenses                   229.8         261.0          729.4         773.0
   Selling, general and administrative expenses    46.6          51.0           96.8         141.8
   Depreciation and depletion                      62.1          81.2          197.2         214.9
   Exploration, including dry holes and
      amortization of undeveloped leases           19.4          17.9           50.9          70.0
   Taxes, other than income taxes                  12.6          17.1           40.8          51.4
   Interest and debt expense                       10.6          13.6           33.1          38.5
                                                 ------        ------       --------      --------
         Total Costs and Expenses                 381.1         441.8        1,148.2       1,289.6
                                                 ------        ------       --------      --------

                                                   21.1          45.8          133.7         123.0
Other Income                                       31.6          44.6           78.8         110.3
                                                 ------        ------       --------      --------

Income before Income Taxes                         52.7          90.4          212.5         233.3
Provision for Income Taxes                         15.9          28.1           63.9          72.4
                                                 ------        ------       --------      --------

Net Income                                       $ 36.8        $ 62.3       $  148.6      $  160.9
                                                 ======        ======       ========      ========

Net Income per Common Share                      $ .77         $ 1.27       $  3.09       $   3.22

Cash Dividends Declared per Common Share         $ .45         $  .41       $  1.35       $   1.23

Average Number of Shares Outstanding
   (thousands)                                  47,643         48,901        47,851         49,751


The accompanying notes are an integral part of this statement.


                           KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                     CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)

                                                          September 30,      December 31,
(Millions of dollars)                                              1997              1996
                                                          -------------------------------

ASSETS
Current Assets
   Cash                                                        $   75.9          $  120.9
   Notes and accounts receivable                                  291.5             374.4
   Inventories                                                    161.8             218.2
   Deposits and prepaid expenses                                   62.3              91.1
                                                               --------          --------
         Total Current Assets                                     591.5             804.6
                                                               --------          --------

Property, Plant and Equipment                                   4,525.2           4,836.9
   Less reserves for depreciation,
      depletion and amortization                                2,557.8           2,889.5
                                                               --------          --------
                                                                1,967.4           1,947.4
                                                               --------          --------

Investments and Other Assets                                      399.3             372.5
                                                               --------          --------

                                                               $2,958.2          $3,124.5
                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                                       $   20.0          $   36.4
   Accounts payable                                               209.4             262.3
   Other current liabilities                                      230.1             186.0
                                                               --------          --------
         Total Current Liabilities                                459.5             484.7
                                                               --------          --------

Long-Term Debt                                                    489.0             625.9
                                                               --------          --------

Deferred Credits and Reserves                                     597.1             646.4
                                                               --------          --------

Stockholders' Equity
   Common stock, par value $1 - 150,000,000
      shares authorized,  54,094,233 shares issued at
      9-30-97 and 53,862,347 shares issued at 12-31-96             54.1              53.9
   Capital in excess of par value                                 344.6             334.2
   Preferred stock purchase rights                                   .5                .5
   Retained earnings                                            1,432.0           1,348.0
   Unrealized gain on available-for-sale securities                  .1              11.6
   Common shares in treasury, at cost - 6,434,465
      shares at 9-30-97 and 5,568,815 at 12-31-96                (362.4)           (305.2)
   Deferred compensation                                          (56.3)            (75.5)
                                                               --------          --------
         Total Stockholders' Equity                             1,412.6           1,367.5
                                                               --------          --------

                                                               $2,958.2          $3,124.5
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


                           KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (UNAUDITED)

                                                                       Nine Months Ended
                                                                         September 30,
(Millions of dollar)                                                  1997           1996
                                                                    ---------------------

Operating Activities
Net income                                                          $148.6         $160.9
Adjustments to reconcile to net cash
   provided by operating activities -
      Depreciation, depletion and amortization                       202.4          222.0
      Deferred income taxes                                           22.6           37.1
      Realized gain on available-for-sale securities                 (18.4)         (22.9)
      Noncash items affecting net income                              16.3           42.6
      Other net cash provided by operating activities                 55.7           43.1
                                                                    ------         ------
         Net Cash Provided by Operating Activities                   427.2          482.8
                                                                    ------         ------


Investing Activities
Capital expenditures                                                (253.1)        (298.2)
Proceeds from the sales of available-for-sale securities              21.1           28.5
Proceeds from sales of exploration and production assets              17.6           26.5
Other investing activities                                             7.7           30.2
                                                                     -----         ------
         Net Cash Used in Investing Activities                      (206.7)        (213.0)
                                                                    ------         ------


Financing Activities
Increase (decrease) in short-term borrowings                         (16.4)          30.8
Issuance of long-term debt                                               -           24.2
Purchase of treasury stock                                           (59.5)        (163.5)
Dividends paid                                                       (63.0)         (62.7)
Repayment of long-term debt                                         (137.2)         (35.8)
Other financing activities                                            10.6            9.8
                                                                     -----         ------
         Net Cash Used in Financing Activities                      (265.5)        (197.2)
                                                                    ------         ------

Net Increase (Decrease) in Cash and Cash Equivalents                 (45.0)          72.6

Cash and Cash Equivalents at Beginning of Period                     120.9           87.3
                                                                    ------         ------

Cash and Cash Equivalents at End of Period                          $ 75.9         $159.9
                                                                    ======         ======


The accompanying notes are an integral part of this statement.

                       KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      SEPTEMBER 30, 1997


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

B. After adding the dilutive effect of the conversion of options to the weighted average number of shares outstanding, the shares used to compute net income per common share were 47,831,385 and 49,128,607 for the three months ended September 30, 1997 and 1996, respectively, and 48,044,928 and 50,003,527 for the nine months ended September 30, 1997 and 1996, respectively.

    In March 1997, the FASB issued FAS No. 128, "Earnings per Share," which requires the calculation of basic and diluted earnings per share (EPS). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents. The statement is effective for periods ending after December 15, 1997, and does not allow for early adoption. Restatement of prior years' EPS is required upon adoption. Had the company been required to adopt FAS No. 128 currently, basic earnings per share for the three months ended September 30, 1997 and 1996, would have been $.78 and $1.28, respectively, and for the nine months ended September 30, 1997 and 1996, would have been $3.11 and $3.24, respectively. Diluted earnings per share for both the three months and nine months ended September 30, 1997 and 1996, would not have differed materially from basic EPS. The company expects the effect of the new standard on its EPS in future periods will be immaterial.

C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                Nine Months Ended
                                  September 30,
    (Millions of dollars)                    1997          1996
                                            -------------------

    Income taxes                            $14.8          $22.9
    Interest                                 36.9           42.2

D. The company held U.S. government obligations considered to be available for sale at September 30, 1997 and December 31, 1996. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company held no securities classified as held to maturity or trading during the respective periods. At September 30, 1997 and December 31, 1996, these financial instruments were as follows:


                                       September 30, 1997                  December 31, 1996
                                 ------------------------------      -----------------------
                                 Fair           Gross Unrealized     Fair          Gross Unrealized
    (Millions of dollars)        Value   Cost     Holding Gains      Value   Cost    Holding Gains

    Equity Securities            $   -   $   -         $ -           $21.9   $ 3.1       $18.8
    U.S. Government Obligations
        Maturing within one year   5.6     5.6           -            25.7    25.7           -
        Maturing between one
           and four years         20.5    20.4          .1               -      -            -
                                 -----  ------         ---           -----  -----        -----

               Total             $26.1   $26.0         $.1           $47.6   $28.8       $18.8
                                 =====   =====         ===           =====   =====       =====

    During 1997, the company sold equity securities considered to be available for sale. Proceeds from the sale during the 1997 third quarter totaled $8.7 million, resulting in a realized gain of $7.7 million before income taxes. Proceeds from the sale for the first nine months of 1997 totaled $21.1 million, resulting in a realized gain of $18.4 million before income taxes. The average cost of the securities was used in computing the realized gain. During 1997, the company donated 50,000 shares of its available-for-sale securities to the Kerr-McGee Foundation Corporation, a tax-exempt entity whose purpose is to contribute to not-for-profit organizations. The fair value of these donated shares totaled $3.2 million, which includes appreciation of $2.8 million before income taxes.

    The change in the equity component for unrealized holding gains and losses, net of income taxes, for the first nine months of 1997 and 1996 was as follows:

                                                            Nine Months Ended
                                                              September 30,
    (Millions of dollars)                                  1997           1996
                                                          --------------------

    Balance, January 1                                     $11.6         $25.9
        Net realized gains                                  (2.5)         (5.6)
        Net unrealized holding gains                          .5           4.0
                                                           -----         -----
    Balance, March 31                                        9.6          24.3
        Net realized gains                                  (4.3)         (5.5)
        Net appreciation of donated securities              (1.7)            -
        Net unrealized holding gains                          .8           1.2
                                                           -----         -----
    Balance, June 30                                         4.4          20.0
        Net realized gains                                  (4.8)         (3.8)
        Net appreciation of donated securities                -           (7.6)
        Net unrealized holding gains                          .5           1.4
                                                           -----         -----
    Balance, September 30                                  $  .1         $10.0
                                                           =====         =====

E. Investments in equity affiliates totaled $262.6 million at September 30, 1997, and $243.7 million at December 31, 1996. Equity income related to the investments and included in Other Income in the Consolidated Statement of Income totaled $6.7 million and $.9 million for the three months ended September 30, 1997 and 1996, respectively, and $22.8 million and $4.4 million for the nine months ended September 30, 1997 and 1996, respectively.

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

    In February 1997, KMCC executed an agreement with the City as to the terms and conditions for completing the final phase of decommissioning work, the bulk of which is expected to be completed about four to six years after receiving the necessary license amendment. The State has indicated approval of this agreement, and KMCC expects the State to issue a license amendment that will enable KMCC to complete the final phase of decommissioning work. In the meantime, decommissioning work is progressing, and KMCC continues to ship material from the site.

    In 1992, the State enacted legislation imposing an annual storage fee equal to $2 per cubic foot of byproduct material located at the closed facility. The storage fee cannot exceed $26 million per year, and any storage fee payments must be reimbursed to KMCC as decommissioning costs are incurred. KMCC has been fully reimbursed for all storage fees paid pursuant to this legislation. In June 1997, the legislation was amended to provide that future storage fee obligations are to be offset against decommissioning costs incurred but not yet reimbursed.

    Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the United States Department of Energy is obligated to reimburse KMCC for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1996 to increase the amount authorized to $65 million plus inflation adjustments and to date, KMCC has been reimbursed approximately $40 million under Title X.

    At September 30, 1997, the remaining reserves to decommission the site totaled $177 million (without regard to any further recovery under Title X), payable over the course of the decommissioning work.

    Offsite Areas - The United States Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and has designated KMCC as a potentially responsible party in these four areas. The EPA issued unilateral administrative orders for two of these areas (referred to as the residential area and Reed-Keppler Park), which require KMCC to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. At September 30, 1997, the remaining reserves to clean up the residential area and Reed-Keppler Park totaled $19 million. Without waiving any of its rights or defenses, KMCC has begun the cleanup of these two sites and anticipates completing the work within four years.

    Judicial Proceedings - In December 1996, a lawsuit was filed against the company and its subsidiary, KMCC, in Illinois state court on behalf of a purported class of present and former West Chicago residents. The lawsuit seeks damages for alleged diminution in property values and the establishment of a medical monitoring fund to benefit those allegedly exposed to thorium wastes originating from the former facility. The case was removed to federal court and is being vigorously defended.

    SUMMARY -

    The plants and facilities of the company and its subsidiaries are subject to various environmental laws and regulations. The company or its subsidiaries have been notified that they may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites and former plant sites. At September 30, 1997, the remaining reserves provided for the cost to investigate and/or remediate all presently identified sites of former or current operations totaled $278 million, which included $196 million for the former West Chicago facility, the residential area and Reed-Keppler Park. The ultimate costs to decommission these sites are difficult to estimate because of the numerous contingencies. Actual costs could differ from those currently estimated as information becomes available for sites that are not now included in the reserve, if contamination is not as expected, or field conditions or other variables differ significantly from those that are now assumed. Actual costs will be reduced by the amounts recovered under Title X and other government programs. Expenditures from inception through September 30, 1997, totaled $401 million for currently known sites.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 1997 Results with 1996 Results

CONSOLIDATED OPERATIONS

Third-quarter 1997 net income totaled $36.8 million, compared with 1996 third-quarter net income of $62.3 million. Excluding unusual items, net income was $40 million in the 1997 third quarter, compared with $57.7 million in the same 1996 period. For the first nine months of 1997, net income was $148.6 million, compared with $160.9 million in the same 1996 period. Excluding unusual items, net income for the first nine months of 1997 totaled $139 million, compared with $152 million in 1996.

Operating profit for the 1997 third quarter was $65 million, compared with $89 million in the same 1996 quarter. Higher chemical operating profit, compared with last year's quarter, was more than offset by lower operating profit from exploration and production and coal. The decline in operating profit was due primarily to lower crude oil and natural gas sales volumes, lower crude oil and coal sales prices and lower coal production, partially offset by lower operating expense for the exploration and production unit, higher natural gas sales prices and higher pigment sales volumes. Operating profit for the first nine months of 1997 was $225.2 million, compared with $257 million for the same 1996 period. The lower results for the nine-month period were due primarily to lower crude oil and natural gas sales volumes, lower coal and pigment sales prices and higher production costs for pigment operations, partially offset by higher natural gas sales prices, lower operating and exploration expenses for the exploration and production unit and higher pigment sales volumes. Third-quarter 1997 nonoperating expense was $12.3 million, compared with income of $1.4 million for the 1996 quarter. Unusual items affecting nonoperating expense in the third quarter of 1997 were environmental provisions (net of reimbursements) totaling $19.5 million, partially offset by the recognition of a $10 million previously deferred gain from the sale of the company's former soda products facility and gains on sales of equity securities totaling $7.7 million. Unusual items benefiting nonoperating income in the 1996 third quarter were insurance settlements of $26.5 million and gains on sales of equity securities totaling $6 million, partially offset by environmental provisions (net of reimbursements) totaling $11.4 million. Excluding unusual items, third-quarter 1997 nonoperating expense was $8.1 million, down from $19.7 million in 1996, due primarily to lower net interest expense and higher equity income.

For the first nine months of 1997, nonoperating expense was $12.7 million, compared with $23.7 million in 1996. Unusual items affecting nonoperating expense for the first nine months of 1997 were gains on sales of equity securities of $18.4 million, insurance settlements of $12.2 million, and the recognition of a $10 million previously deferred gain from the sale of the company's former soda products facility, partially offset by environmental provisions (net of reimbursements) totaling $19.5 million. Unusual items benefiting nonoperating expense for the first nine months of 1996 included insurance settlements of $65.3 million and gains on sales of equity securities totaling $22.9 million, partially offset by provisions for settled and pending litigation of $28.9 million, environmental provisions (net of reimbursements) totaling $25.8 million and other provisions of $5.8 million. Nonoperating expense, excluding unusual items, for the first nine months of 1997 was $29.8 million, down from $51.4 million in 1996, due primarily to higher equity income, lower net interest expense and higher foreign currency translation gains. Partially offsetting were lower gains on sales of assets in 1997.

The provision for income taxes was $15.9 million and $63.9 million for the third quarter and first nine months of 1997, respectively, compared with $28.1 million and $72.4 million for the respective 1996 periods. The decrease in both 1997 periods was due primarily to lower pretax income.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the third quarter and first nine months of 1997, compared with the same period last year.

                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
(Millions of dollars)                    1997           1996          1997          1996
                                        --------------------        --------------------

Sales
    Exploration and production          $131.6        $217.0       $ 478.4       $  612.4
    Chemicals                            192.2         171.7         564.6          520.1
    Coal                                  78.3          98.8         238.7          279.8
    Other                                   .1            .1            .2             .3
                                        ------        ------       -------       --------
        Total                           $402.2        $487.6      $1,281.9       $1,412.6
                                        ======        ======      ========       ========

Operating Profit (Loss)
    Exploration and production          $ 31.4        $ 50.9       $ 131.9       $  121.6
    Chemicals                             24.9          15.5          61.8           72.2
    Coal                                   7.8          21.9          28.8           58.1
    Other                                   .9            .7           2.7            5.1
                                        ------        ------       -------       --------
        Total                             65.0          89.0         225.2          257.0
Nonoperating Income (Expense)            (12.3)          1.4         (12.7)         (23.7)
                                        ------        ------       -------       --------
Income before Income Taxes                52.7          90.4         212.5          233.3
Provision for Income Taxes                15.9          28.1          63.9           72.4
                                        ------        ------       -------       --------
Net Income                              $ 36.8        $ 62.3       $ 148.6       $  160.9
                                        ======        ======       =======       ========


Exploration and Production -

Operating profit for the third quarter of 1997 was $31.4 million, compared with $50.9 million for the same 1996 period. Operating profit for the first nine months of 1997 and 1996 was $131.9 million and $121.6 million, respectively. The third-quarter results decreased due to lower proprietary crude oil and natural gas sales volumes and lower crude oil sales prices, partially offset by lower operating expenses, lower relocation costs and higher natural gas sales prices. Despite the lower results for the quarter, operating profit for the first nine months of 1997 was higher due to improved natural gas sales prices, lower operating expenses and lower relocation costs, partially offset by the lower proprietary crude oil and natural gas sales volumes. The lower oil and natural gas volumes for both 1997 periods were primarily a result of properties merged into an equity affiliate and asset sales.

Revenues were $131.6 million and $217 million for the three months ended September 30, 1997 and 1996, respectively, and $478.4 million and $612.4 million for the first nine months of 1997 and 1996, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the third quarter and first nine months of 1997 and 1996.


                                   Three Months Ended                   Nine Months Ended
                                      September 30,   Increase            September 30,   Increase
                                    1997       1996  (Decrease)         1997       1996  (Decrease)
                                  -----------------------------         ---------------------------

Crude oil sales
    (thousands of bbls/day)
        United States               23.4       34.4      (32)           24.6       29.6      (17)
        North Sea                   23.3       28.7      (19)           23.9       30.5      (22)
        China                        8.8        4.9       80             8.6        3.2      169
        Other                         .3        3.0      (90)             .1        3.6      (97)
                                   -----     ------                    -----     ------
           Total proprietary sales  55.8       71.0      (21)           57.2       66.9      (14)
        Proportionate interest in
         equity affiliate's sales    7.2          -       NM             7.3          -       NM
                                   -----     ------                    -----     ------
             Total                  63.0       71.0      (11)           64.5       66.9       (4)
                                   =====     ======                    =====     ======

Average crude oil sales price
    (per barrel)
        United States             $17.77     $19.82      (10)         $18.73     $18.43        2
        North Sea                  17.63      19.14       (8)          18.88      18.15        4
        China                      17.21      18.58       (7)          17.83      18.53       (4)
        Other                      17.86      17.99       (1)          17.86      17.10        4
           Average                $17.63     $19.38       (9)         $18.66     $18.24        2

Natural gas sold
    (MMCF/day)
        United States                138        258      (47)            161        215      (25)
        North Sea                     28         17       65              30         26       15
        Other                          -         24       NM               -         30       NM
                                   -----     ------                    -----     ------
           Total proprietary sales   166        299      (44)            191        271      (30)
        Proportionate interest in
         equity affiliate's sales     60          -       NM              59          -       NM
                                   -----     ------                    -----     ------
             Total                   226        299      (24)            250        271       (8)
                                   =====     ======                    =====     ======

Average natural gas sales price
    (per MCF)
        United States              $2.42      $1.90       27           $2.45      $1.90       29
        North Sea                   2.25       2.60      (13)           2.52       2.45        3
        Other                          -       1.07       NM               -       1.07       NM
           Average                 $2.39      $1.87       28           $2.47      $1.86       33

Chemicals -

Third-quarter 1997 operating profit totaled $24.9 million on revenues of $192.2 million, compared with $15.5 million on revenues of $171.7 million for the 1996 quarter. For the first nine months of 1997 and 1996, operating profit was $61.8 million and $72.2 million, respectively, on revenues of $564.6 million and $520.1 million, respectively. Revenues for the third quarter and first nine months of 1997 increased primarily due to higher pigment sales volumes resulting from plant expansions at the company's Hamilton, Miss., plant and its 50%-owned Western Australia chemical plant. Operating profit for the third quarter of 1997 increased due to higher pigment sales volumes and the 1996 unusual charge for the shutdown of a crosstie-treatment facility. For the first nine months of 1997, operating profit decreased due to lower pigment sales prices and higher operating expense associated with the U.S. pigment plant expansion, partially offset by higher pigment sales volumes.

Coal -

Third-quarter 1997 operating profit was $7.8 million, compared with $21.9 million for the same 1996 quarter. For the first nine months of 1997, operating profit was $28.8 million, compared with $58.1 million last year. Revenues were $78.3 million and $98.8 million for the third quarter of 1997 and 1996, respectively, and $238.7 million and $279.8 million for the first nine months of 1997 and 1996, respectively. Revenues for the third quarter and the first nine months of 1997 declined due to lower average sales prices and lower sales volumes. Operating profit decreased for both 1997 periods primarily due to the lower revenues partially offset by lower average per-unit production costs. The lower average sales prices and volume declines were attributable to an earlier 1997 underground ignition at the company's Galatia, Ill., mine.

Financial Condition

At September 30, 1997, the company's net working capital position was $132 million, compared with $319.9 million at December 31, 1996. The current ratio was 1.3 to 1 at September 30, 1997, compared with 1.5 to 1 at September 30, 1996, and 1.7 to 1 at December 31, 1996. The company's percentage of total debt to total capitalization was 27% at September 30, 1997, compared with 36% at September 30, 1996, and 33% at December 31, 1996.

In October 1997, the company issued $150 million - 6.625% notes due October 15, 2007, and $150 million - 7.125% debentures due October 15, 2027. The proceeds received by the company will be used to reduce its outstanding commercial paper and indebtedness under variable interest rate credit agreements.

The company had unused lines of credit and revolving credit facilities of $602 million at September 30, 1997. Of this amount, $255 million and $265 million can be used to support commercial paper borrowings of Kerr-McGee Credit Corporation and Kerr-McGee Oil (U.K.) PLC, respectively.

Cash capital expenditures for the first nine months of 1997 totaled $253.1 million, compared with $298.2 million for the same 1996 period. For 1997, exploration and production expenditures, principally in the Gulf of Mexico, the North Sea and offshore China, were 60% of the total. Chemical expenditures were 28% of the total. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective long- and/or short-term borrowing.

The company completed its $300 million stock repurchase program in the 1997 third quarter. A total of 4.8 million shares was purchased under the program, which began in October 1995.

                                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

           None

Item 6.  Exhibits and Reports on Form 8-K.

    (a)    Exhibits -

        4.2 The company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the Indenture dated as of August 1, 1982, between the company and Citibank, N. A., as trustee, relating to the company's 6.625% Notes due October 15, 2007, and the 7.125% Debentures due October 15, 2027

       27.0    Financial Data Schedule

    (b)    Reports on Form 8-K

           None

                                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    KERR-McGEE CORPORATION


Date  November 12, 1997                          By:  (Deborah A. Kitchens)
      -----------------                               ---------------------
                                                       Deborah A. Kitchens
                                                   Vice President and Controller
                                                   and Chief Accounting Officer