Form 10-K
period 1997-12-31
KERR MCGEE CORP
filed 1998-03-27
CIK 55458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 1997

                          Commission file number 1-3939

                             KERR-MCGEE CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             73-0311467
State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3 billion as of February 28, 1998.

The number of shares of common stock outstanding as of February 28, 1998, was 47,692,473.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the Kerr-McGee Corporation 1997 Annual Report to Stockholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. The definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, is incorporated by reference in Part III of this Form 10-K.




                             KERR-McGEE CORPORATION

                                     PART I

Items 1. and 2.  Business and Properties

                         GENERAL DEVELOPMENT OF BUSINESS

        Kerr-McGee Corporation, an energy and chemical company, had its beginning in 1929 with the formation of Anderson & Kerr Drilling Company. The company was incorporated in Delaware in 1932. With oil and gas exploration and production as its base, the company has expanded into titanium dioxide pigment manufacturing and marketing and coal and mineral mining and marketing. Kerr-McGee owns a large inventory of natural resources that includes oil, gas and coal reserves and chemical and mineral deposits.

        For a discussion of recent business developments, reference is made to the "Pending Transactions" section of Management's Discussion and Analysis in the 1997 Annual Report to Stockholders, which discussion is incorporated by reference in Item 7, and the Exploration and Production and Chemicals discussions on pages 8 and 12, respectively.

                                INDUSTRY SEGMENTS

        For information as to business segments of the company, reference is made to Note 24 to the Consolidated Financial Statements in the 1997 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                           EXPLORATION AND PRODUCTION

        Kerr-McGee Corporation manages oil and gas operations worldwide. The company acquires leases and concessions and explores for, develops, produces and markets crude oil and natural gas through its subsidiaries, Kerr-McGee Oil & Gas Corporation, Kerr-McGee Oil (U.K.) PLC, Kerr-McGee China Petroleum Ltd. and various other subsidiaries.

        The  areas  of  Kerr-McGee's   offshore  oil  and  gas  exploration  and
production activities are the Gulf of Mexico, North Sea and China. Onshore exploration and/or production operations are in Indonesia, Thailand and Yemen.


------------------

        Except as indicated under Items 1 through 3, 5 through 8, and 10 through 14, no other information appearing in either the company's 1997 Annual Report to Stockholders or its 1998 Proxy Statement is deemed to be filed as part of this annual report on Form 10-K.

        Kerr-McGee's average daily proprietary oil production during 1997 was 57,000 barrels, down from 69,000 barrels in 1996. Kerr-McGee's average oil price declined 3% to $18.51 per barrel in 1997, compared with 1996.

        During 1997, proprietary natural gas sales averaged 184 million cubic feet per day, compared with 281 million cubic feet in 1996. The average natural gas price increased 21% from 1996 prices to $2.56 per thousand cubic feet for 1997.

        The 1997 proprietary production levels were lower than the prior year due to the December 31, 1996, merger of the company's North American onshore oil and gas properties into Devon Energy Corporation (Devon) and the divestiture of a number of producing properties considered to be nonstrategic. Devon is a publicly traded oil and gas exploration and production company. The company received 9,954,000 shares of Devon common stock representing an ownership interest in Devon of approximately 31%.

        Kerr-McGee continued to add to its prospect inventory in selected domestic and international areas during 1997. Net acreage acquired in 1997 totaled approximately 11 million acres, at a cost of $31 million.

Results of Operations, Sales Prices, Production Costs, Capitalized Costs and Costs Incurred

        Reference is made to Notes 25, 26 and 29 to the Consolidated Financial Statements in the 1997 Annual Report to Stockholders, which notes are incorporated by reference in Item 8. These notes contain information on the results of operations from crude oil and natural gas activities, average sales prices per unit of crude oil and natural gas and production costs per barrel of oil equivalent (BOE) for each of the past three years; capitalized costs of crude oil and natural gas activities at December 31, 1997 and 1996; and costs incurred in crude oil and natural gas activities for each of the past three years.

Reserves

        Kerr-McGee's estimated proved crude oil, condensate and natural gas reserves at December 31, 1997, and the changes in net quantities of such reserves for the three years then ended are shown in Note 28 to the Consolidated Financial Statements of the 1997 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

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

Undeveloped Acreage

        As of December 31, 1997, the company had interests in undeveloped oil and gas leases in the Gulf of Mexico, the United Kingdom sector of the North Sea, offshore China and onshore in other international areas as follows:

                                             Gross                  Net
Location                                    Acreage               Acreage

Domestic                                    526,704               318,725
                                         ----------            ----------

North Sea                                 1,047,941               391,317
                                         ----------            ----------

China                                     3,232,132             2,183,368
                                         ----------            ----------

Other international -
   Yemen                                  9,880,007             9,248,863
   Thailand                               1,464,840               461,425
   Indonesia                              1,380,028               414,008
                                         ----------            ----------
                                         12,724,875            10,124,296
                                         ----------            ----------

      Total Undeveloped Acreage          17,531,652            13,017,706
                                         ==========            ==========


Developed Acreage

        At December 31, 1997, the company had interests in developed oil and gas acreage in the Gulf of Mexico, the United Kingdom sector of the North Sea, offshore China and onshore Indonesia as follows:

                                             Gross                  Net
Location                                    Acreage               Acreage

Domestic                                    364,873               154,827

North Sea                                   139,100                23,963

China                                        78,332                19,191

Indonesia                                   345,007               103,502
                                            -------               -------

      Total Developed Acreage               927,312               301,483
                                            =======               =======


Net Exploratory and Development Wells

        Domestic and international exploratory and development wells drilled during the three years ended December 31, 1997, are as follows. Included in 1996 and 1995 are wells drilled on onshore North American properties that were later merged into Devon or divested.

                                         1997          1996           1995
                                         ----          ----          -----

Exploratory Wells - Net(1)
    Domestic
        Productive                       2.65          4.91           2.00
        Dry holes                        2.65           .83           6.51
                                         ----          ----          -----
                                         5.30          5.74           8.51
                                         ----          ----          -----
   North Sea
        Dry holes                         .40          2.19            .77
                                         ----          ----          -----

    China
        Dry holes                        1.07             -            .45
                                         ----          ----          -----

    Other international
        Productive                          -             -           1.71
        Dry holes                         .30           .50           1.43
                                         ----          ----          -----
                                          .30           .50           3.14
                                         ----          ----          -----

           Total                         7.07          8.43          12.87
                                         ====          ====          =====

Development Wells - Net(1)
    Domestic
        Productive                       5.11         17.26          30.23
        Dry holes                           -          1.00           2.28
                                        -----       -------        -------
                                         5.11         18.26          32.51
                                         ----         -----          -----
    North Sea
        Productive                        .55          1.09           1.26
                                        -----       -------        -------

    China
        Productive                       1.72          1.72           2.45
                                         ----       -------        -------

    Other international
        Productive                       2.40          1.26           6.92
        Dry holes                           -           .04            .67
                                        -----       -------        -------
                                         2.40          1.30           7.59
                                         ----       -------        -------

           Total                         9.78         22.37          43.81
                                         ====         =====          =====


(1)Net Wells - The total of the company's fractional working interests in "gross wells" expressed as the equivalent number of full-interest wells.


Gross and Net Wells

        The number of productive oil and gas wells in which the company had an interest at December 31, 1997, is shown in the following table. These wells include 156 gross or 13.02 net wells associated with improved recovery projects and 159 gross or 83.46 net wells that have multiple completions but are included as single wells. Substantially all of the domestic wells are in the Gulf of Mexico.

                                                     Gross              Net
Location                                             Wells             Wells

Crude Oil
    Domestic                                           237            98.99
    North Sea                                           71             6.47
    China                                               24             5.88
    Indonesia                                           13             3.90
                                                       ---           ------
                                                       345           115.24
                                                       ---           ------

Natural Gas
    Domestic                                           104            55.14
    North Sea                                           38             2.76
                                                       ---           ------
                                                       142            57.90
                                                       ---           ------

        Total Wells                                    487           173.14
                                                       ===           ======


Wells in Process of Drilling

        At year-end 1997, the company had wells classified as temporarily suspended or in the process of drilling as follows:

                                                     Gross              Net
                                                     Wells             Wells

Domestic                                                13             5.25
North Sea                                               11             1.11
China                                                    5             2.25
Indonesia                                                6             1.80
Thailand                                                 1              .32
                                                        --            -----

        Total Wells                                     36            10.73
                                                        ==            =====

Crude Oil and Natural Gas Sales

        The following table summarizes the sales of the company's proprietary crude oil and natural gas production for the past three years:

(Millions)                                   1997          1996          1995
                                           ------        ------        ------

Crude oil and condensate - barrels
    Domestic                                  8.8          11.2          10.6
    North Sea                                 8.7          11.2          13.6
    China                                     3.2           1.3             -
    Other international                        .2           1.2           1.7
                                           ------        ------        ------
                                             20.9          24.9          25.9
                                           ======        ======        ======

Crude oil and condensate
    Domestic                               $163.8        $216.4        $165.7
    North Sea                               162.8         213.1         221.9
    China                                    56.4          25.0             -
    Other international                       3.1          21.8          26.4
                                           ------        ------        ------
                                           $386.1        $476.3        $414.0
                                           ======        ======        ======

Natural gas - MCF
    Domestic                                 56.5          83.5          82.2
    North Sea                                10.6          10.2           7.4
    Other international                         -           9.3          16.5
                                           ------        ------        ------
                                             67.1         103.0         106.1
                                           ======        ======        ======

Natural gas
    Domestic                               $145.4        $180.5        $127.8
    North Sea                                26.7          26.8          19.8
    Other international                         -          10.6          14.1
                                           ------        ------        ------
                                           $172.1        $217.9        $161.7
                                           ======        ======        ======

Sales of Production

        All of the company's crude oil and natural gas is sold at market prices. Kerr-McGee has formed strategic alliances with two energy marketing companies to sell substantially all proprietary domestic crude oil and natural gas production.

Improved Recovery

        The company continues to initiate and/or participate in improved recovery projects where geological, engineering and economic conditions are favorable. As of December 31, 1997, the company was participating in 12 active improved recovery projects located principally in the United Kingdom sector of the North Sea. Most of the company's operations outside North America incorporate water injection. Pressure-maintenance operations began at or near the time of initial production from these fields.


Exploration and Development Activities

Gulf of Mexico

        In 1997, the Gulf of Mexico was the source of 57% of Kerr-McGee's oil and gas production. The company continues an aggressive lease acquisition, exploration and exploitation program in the Gulf of Mexico. In 1997, Kerr-McGee was a successful participant in two government lease sales and was awarded nearly 111,000 net acres.

        Recent activity includes projects in the Viosca Knoll, Ewing Bank and Garden Banks areas. A summary of the company's key developments in the Gulf of Mexico is as follows:

        Pompano Field (KM 25%), Viosca Knoll 989 area: This deepwater project, located in 1,300 feet to 1,900 feet of water, averaged gross production of 46,400 barrels of oil per day and 54 million cubic feet of gas per day in 1997. Planned development and well work has been completed and records for gross daily production were set in November 1997. At year-end 1997, 22 platform wells and seven subsea wells were capable of uncurtailed production of about 52,000 barrels of oil per day.

        Ewing Bank 910 (40%): Production is scheduled to start in late 1998 and peak at 16,000 barrels of oil and 23 million cubic feet of gas per day in mid-1999. The platform, to be installed in 550 feet of water, will be the tallest conventional processing facility operated by Kerr-McGee. The company operates eight surrounding blocks, and additional exploratory drilling will be conducted after the platform is in place.

        Garden Banks 65 (60%): Plans for development were approved and development activities were under way in 1997. First production is projected for mid-1998 at an expected rate of 60 million cubic feet of gas per day. Kerr-McGee, as operator, entered into an alliance with a pipeline company that will lease the gas production and processing facility to Kerr-McGee, significantly reducing the company's new-field development cost for this project.

North Sea

        North Sea holdings are a core area for Kerr-McGee. As of December 31, 1997, the company had interests averaging 33% in 39 blocks covering 281,900 undeveloped net acres in the United Kingdom area of the North Sea. Kerr-McGee operates 22 of these blocks. The company holds an additional 109,400 net undeveloped acres offshore Ireland and is the designated operator of these blocks. The United Kingdom portfolio includes prospective exploration blocks and quality exploitation opportunities on producing properties.

        In March 1998, Kerr-McGee announced the signing of a definitive agreement to purchase the United Kingdom North Sea operations of Gulf Canada Resources Limited (Gulf Canada). The transaction is expected to be complete in mid-May subject to regulatory approval. The acquisition of these assets will significantly increase the company's North Sea reserve base and increase current production by 80% to more than 42,000 barrels of crude oil per day.

        In 1997, the North Sea accounted for 41% of Kerr-McGee's liquids production, primarily from the Gryphon, Scott, Brae area and Ivanhoe/Rob Roy fields. Sales of North Sea natural gas averaged 29 million cubic feet per day in 1997, primarily from the Brae area and Scott field.

        A summary of the company's key developments in the North Sea is as follows:

        Janice field, Block 30/17a (50.9%): A floating production unit is being outfitted in the United Kingdom for installation in mid-1998. The field is being developed with horizontal oil-production and water-injection wells. Production is expected to begin in the third quarter of 1998 and peak at about 55,000 barrels of oil per day later in the year. Extra processing capacity will allow use of the Janice facility as a hub for future developments in the area. In February 1998, Kerr-McGee acquired a 55% interest in the adjoining Block 30/22b.

        Gryphon field, Block 9/18b (25%): Kerr-McGee operates this field, the first to use a permanently moored floating production, storage and offloading vessel (FPSO) and to be developed totally with horizontal production wells. Production averaged 28,700 barrels of oil per day in 1997. An exploration well, drilled in late 1997, encountered oil pay that may indicate a substantial extension to the field. Evaluation of this potential extension is continuing. Interest in this field will increase to 46.5% upon closing of the Gulf Canada transaction discussed above.

        Scott field (5.2%), blocks 15/21/a and 15/22: Production averaged 116,000 barrels of oil per day in 1997.

        Brae area, blocks 16/3a, 16/7a (both 8%) and 16/3b (5%): More than 12% of Kerr-McGee's 1997 total net oil production flowed from six fields in the Brae area of the North Sea.

China and Other International

China:

        The company acquired two new blocks in the South China Sea. Block 26/06 (100%) covers more than 1.1 million acres. Block 15/35 (38%) covers approximately 234,000 acres. Kerr-McGee is the operator for Block 15/35, and an exploration well is planned for 1998. The company now operates three blocks in this area.

     Liuhua 11-1 field (24.5%), South China Sea: Located in 1,000 feet of water 130 miles southeast of Hong Kong, the field was developed entirely with horizontal wells. Production began in 1996 and averaged 43,000 barrels per day in 1997.

        Block 04/36 (45%), Bohai Bay: First discovered in 1996, three successful appraisal wells were drilled in 1997. A 150 square kilometer 3-D seismic survey was started in 1997 and is continuing in 1998. Development options for this area are being evaluated.

Indonesia:

        Jabung Block (30%), Sumatra: The North Geragai field came on stream in August 1997 and averaged more than 6,000 barrels per day at year-end. Production rates are expected to increase in 1998 and reach a peak of about 10,000 barrels per day in 1999. In the Makmur field, approval for a plan of development was received from Indonesian government authorities. Production commenced in January 1998 and, after permanent production facilities are added, peak production is forecast at approximately 10,000 barrels per day later in the year. Appraisal drilling commenced during the year in the Northeast Betara gas field and will continue into 1998. Negotiations are continuing for marketing the production.

Thailand:

        Block 5440/38 (31.5%): An exploration well was spudded in 1997 and is drilling in the first quarter of 1998. Block W7/38 (42.5%), Andaman Sea:
Kerr-McGee will be the operator and received formal notification in early 1998 that it was awarded this nearly 4.9 million-acre offshore block.

Yemen:

        Kerr-McGee has signed two production-sharing agreements in Yemen. Acquired were Block 50, Hazar (95%), which covers more than 8 million acres, and Block 51, East Al Hajr (87.5%), covering nearly 2 million acres. Seismic data acquisition commenced during 1997, and the company plans exploratory drilling in 1998.

                                    CHEMICALS

        Kerr-McGee's chemical operations produce and market inorganic industrial and specialty chemicals, heavy minerals and forest products. Many of these products are processed using proprietary technology developed by the company.

        Industrial chemicals include titanium dioxide pigment, synthetic rutile, manganese products, sodium chlorate and ammonium perchlorate. Specialty chemicals are boron trichloride and elemental boron. Heavy minerals produced are ilmenite, rutile, zircon and leucoxene. Forest products operations treat railroad crossties and other hardwood products and provide other wood-treating services.

Pigment

        The company's primary product is titanium dioxide pigment, which is produced by the company's proprietary chloride-process technology. Kerr-McGee is one of four companies that own chloride technology. The coatings and plastics industries prefer the optical qualities of chloride pigment over pigment produced by the older sulfate process.

        The company's titanium dioxide pigment plant at Hamilton, Mississippi, has a production capacity of 160,000 tons per year. An expansion of 30,000 tons per year was completed during 1997, and preliminary engineering for another expansion began in early 1998. The feedstock for the Hamilton plant is synthetic rutile, which is produced at the company's plant at Mobile, Alabama. In late 1997, the annual production capacity at Mobile was increased from 162,000 tons to 220,000 tons.

        Heavy minerals are mined from a 10,350-acre lease in Western Australia. The property's remaining 177 million tons of sand contain 3.7% heavy minerals. The valuable heavy minerals contained within this 6.5 million-ton heavy-mineral deposit are composed of 4.5% rutile, 61.3% ilmenite, 3.3% leucoxene and 11.1% zircon, with the remaining 19.8% of minerals presently having no value. Delineation drilling on the lease during 1997 confirmed additional recoverable heavy minerals, resulting in an upward reserve revision. Additional drilling is required to determine the actual quantities and grade of heavy minerals contained in a second 2,540-acre property and the extent to which it may be feasible to mine this deposit. The company holds a 50% interest in both properties.

        The heavy minerals are processed at the separation mill, which has a capacity of 559,000 tons per year. The recovered ilmenite is processed into synthetic rutile at a facility adjoining the separation mill. The synthetic rutile facility has a capacity of 200,000 tons per year. Production from the synthetic rutile plant serves as feedstock for the pigment plants in Australia and Saudi Arabia. The annual production capacity of the pigment plants in Australia and Saudi Arabia, in which the company owns interests of 50% and 25%, respectively, is 90,000 and 72,000 tons, respectively.

        For information regarding heavy-mineral reserves, production and average market prices for each of the years 1993 through 1997, reference is made to Note 30 in the Consolidated Financial Statements of the 1997 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

        In January 1998, the company announced its intention to acquire an 80% interest in Bayer AG's European titanium dioxide pigment business, including plants at Uerdingen, Germany, and Antwerp, Belgium. The Uerdingen plant has annual capacity of 110,000 tons, and the Antwerp plant's annual capacity is 33,000 tons. This acquisition will increase Kerr-McGee's titanium dioxide pigment production capacity 55%. The company plans to install its chloride technology at the Uerdingen plant.

Electrolytic Products

        In March 1998, Kerr-McGee sold its ammonium perchlorate business. In January 1998, the company signed a letter of intent to negotiate the sale of the remaining electrolytic operations.

        Facilities at the Hamilton, Mississippi, complex include a sodium chlorate plant with a production capacity of 143,000 tons per year and a manganese metal plant that has capacity of 12,000 tons per year.
        At Henderson, Nevada, the facilities include electrolytic cells and processing equipment for the manufacture of manganese dioxide and a specialty boron products plant. Annual production capacity for each product is as follows: manganese dioxide - 28,500 tons; boron trichloride - 750,000 pounds and elemental boron - 80,000 pounds.

Forest Products

        In March 1998, the company signed an agreement in principle to sell its forest products operations. The agreement covers marketing and operations at the company's six crosstie-treating plants.

        The principal forest product is treated railroad crossties. Other products include crossing materials, bridge timbers and utility poles. The six wood-preserving plants are located along major railways in Madison, Illinois; Indianapolis, Indiana; Columbus, Mississippi; Springfield, Missouri; The Dalles, Oregon; and Texarkana, Texas.

Marketing

        Titanium dioxide pigment is the world's preferred white opacifier and is used primarily in coatings, plastics and paper. The company's plant at Hamilton, Mississippi, primarily serves the Americas. Most of the pigment production from the joint venture in Western Australia is sold in the Far East and Australia. The production from the plant located in Saudi Arabia is sold primarily to customers located in the Middle East and Europe. The production from the Uerdingen, Germany, and Antwerp, Belgium, operations will primarily be sold in Europe. The Bayer AG acquisition will increase Kerr-McGee's gross titanium dioxide pigment capacity to about 10% of global capacity. World demand for pigments is expected to increase by an average of more than 3% per year during the next several years.

        Manganese dioxide is a major component of alkaline batteries. The company's share of the North American manganese dioxide market is approximately one-third. Demand is projected to grow 5% to 8% annually through the year 2000. The demand is driven by the need for alkaline batteries for portable electronic devices.

     Sodium chlorate is used in the environmentally preferred chlorine dioxide process for bleaching pulp. U.S. demand for sodium chlorate is expected to increase approximately 5% per year in the near term as the pulp and paper industry continues conversion to the chlorine dioxide process. The company has about a 10% share of the U.S. market.

        Manganese metal is used in aluminum, specialty and stainless steel alloys. The largest use of manganese metal is for alloying aluminum can sheet. The company has a 50% share of the U.S. aluminum industry manganese requirements.

        Kerr-McGee is the world's largest producer of elemental boron, which is used primarily in automobile airbags. Kerr-McGee is also the largest producer of boron trichloride, which is used to produce boron filament for sports equipment and composites for high-performance aircraft.

        The company's share of the U.S. railroad crosstie market is in excess of 40%. Domestic crosstie demand is expected to remain relatively flat at about 13 million to 15 million ties per year.

                                      COAL

        In January 1998, the company announced that its board of directors has authorized management to exit the coal business. The timing and manner of exiting the business has not been determined.

        Coal operations are conducted by Kerr-McGee Coal Corporation, which produces coal from Jacobs Ranch Mine, a surface mine in the Wyoming Powder River Basin, and from Galatia Mine, an underground mine in the Illinois Basin. Most 1997 sales were to electric utilities under long-term sales contracts, with the balance being sold on a spot basis to domestic customers.

Reserves and Production

        The company owns or leases coal reserves in Wyoming and Illinois. As of December 31, 1997, the company's coal reserves were as follows (millions of tons):




                               In-Place    Recoverable
                           Demonstrated   Demonstrated   Classifi-     Mining
 State/Mining Unit             Tons           Tons         cation      Method

Wyoming -
   Jacobs Ranch Mine                253           240       Steam     Surface

Illinois -
   Galatia Mine -                                           Met./     Under-
      Harrisburg No. 5               71            52       Steam     ground
                                                                      Under-
      Herrin No. 6                  330           214       Steam     ground
                                    ---           ---

                                    654           506
                                    ===           ===


        Most of the Wyoming reserves are held under Federal leases, with a small portion being leased from the State of Wyoming. The Illinois coal reserves are owned by Kerr-McGee or held under leases with private parties.

        The Clovis Point Mine, a Wyoming surface mining operation, was sold effective June 1, 1997, resulting in no material gain or loss to the company. The lease area held approximately 290 million recoverable tons of coal reserves.


        Production from Kerr-McGee mines for 1997 and 1996 was as follows:

(Millions of tons)                                           1997           1996
                                                             ----           ----

Jacobs Ranch Mine                                            27.1           24.5
Galatia Mine                                                  5.0            6.6
Clovis Point Mine                                               -             .2
                                                             ----           ----

      Total production                                       32.1           31.3
                                                             ====           ====


        For information regarding coal reserves, production and average market prices for each of the years 1993 through 1997, reference is made to Note 30 to the Consolidated Financial Statements in the 1997 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

Jacobs Ranch Mine

        Jacobs Ranch Mine is located 50 miles southeast of Gillette, Wyoming, in the South Powder River Basin. The company owns coal rights on 8,154 acres, of which 2,759 acres are underlain by 240 million recoverable tons of coal. The company owns surface rights to 14,116 acres in and around the mine block. The mine permit was renewed in August 1994 for a five-year period and expanded to incorporate additional leased acreage and the buffer zone. In February 1995, the Bureau of Land Management approved the consolidation of three Federal coal leases into one logical mining unit to allow use of the most effective mining sequence for the combined leases. In July 1997, the Wyoming State Land Board approved the transfer of a state coal lease adjacent to Jacobs Ranch Mine to Kerr-McGee. This transfer added 5.2 million recoverable tons to the reserves with a favorable royalty rate.

        A preparation plant expansion was completed in September 1997, which increased the annual plant capacity of Jacobs Ranch Mine by 50% to 39 million tons of low-sulfur coal. Actual production levels will increase as the market dictates.

        Shipments began in 1978 and, through December 1997, totaled more than 291 million tons. All deliveries were made by rail, with both Burlington Northern Santa Fe and Union Pacific railroads servicing the mine. Jacobs Ranch Mine coal meets Phase II emission requirements of the Clean Air Act Amendments of 1990 and is sold primarily under long-term contracts for ultimate use by electric utilities. Jacobs Ranch Mine is presently the fourth-largest coal mine in the United States. Productivity continues to increase through the use of larger, more efficient equipment and more productive mining operations.

Galatia Mine

        The Galatia Mine is located in southern Illinois near the town of Galatia in Saline County. It produces coal from the Harrisburg No. 5 seam, which can be used as either a high-Btu, relatively low-sulfur steam coal or a semi-soft coking coal. Its use as a steam coal allows utilities to comply with Phase I of the Clean Air Act Amendments of 1990 without installing flue gas desulfurization units or blending with other coals.

        Shipments from the mine began in January 1984 and totaled more than 47 million tons through December 1997. Shipments are primarily by rail, although the mine loadout is capable of loading trucks, and weighing facilities are onsite. The Illinois Central Railroad is the originating carrier for rail shipments.

        Within the mine area, Kerr-McGee controls approximately 33,600 acres through leases and mineral ownership. This includes control of the Herrin No. 6 seam. Declining demand for this higher-sulfur content coal led to the cessation of mining in the No. 6 seam in 1994. Galatia Mine has an annual production capacity of 6.6 million tons of high-Btu, relatively low-sulfur coal.

Marketing

        Bituminous and sub-bituminous steam coals are sold under long-term contracts and spot purchase agreements to utilities in 18 states, primarily in the central and southeastern United States. Coal sales include sales of coal produced by third parties.

        Although developments in 1997 indicate some market firming, coal markets continue to experience competitive pricing. Existing long-term contracts provide stable earnings under these competitive conditions and are the basis for the expansion of business with key domestic electric utilities. Existing production capacity should permit participation in the expected growth in domestic demand for lower-sulfur coal, as well as to make selected export sales.

                                      OTHER

Research and Development

        The company's Technical Center in Oklahoma City performs research and development in support of its existing businesses and in the pursuit of new products and processes. These programs continue to concentrate on improvements to chemical plant processes and products.


Employees

        On December 31, 1997, the company had 3,746 employees, none of whom was represented by a collective bargaining agreement.

Competitive Conditions

        In the petroleum industry, competition exists from the initial process of bidding for leases to the sale of crude oil and natural gas. Competitive factors include finding and developing petroleum hydrocarbons, transporting raw materials and developing successful marketing strategies. The volatility of crude oil and natural gas prices during the past several years has placed increased emphasis on all competitive aspects of the petroleum industry.

        The titanium dioxide pigment business has been very competitive. The number of competitors in the industry is decreasing due to consolidations now under way. Worldwide, the company is one of four companies that own chloride technology to produce titanium dioxide pigment. It is expected that many of the older sulfate plants will be converted to the chloride technology. Demand for pigment is expected to increase by an average of more than 3% per year over the next several years.

        Most of the company's coal customers are domestic electric utilities, an extremely competitive market. Cost efficiencies, transportation strategies and product quality, such as Btu and sulfur content, are key competitive factors in the coal industry.

        It is not possible to predict the effect of future competition on Kerr-McGee's operating and financial results.

                GOVERNMENT REGULATIONS AND ENVIRONMENTAL RESERVES

General

        The company is subject to extensive regulation by Federal, state, local and foreign governments. The production and sale of crude oil and natural gas in the United States are subject to regulation by Federal and state authorities, particularly with respect to allowable rates of production, offshore production and environmental matters. Stringent environmental-protection laws and regulations apply to almost all of the company's operations. In addition, there are special taxes that apply to the oil, gas and coal mining industries.

Environmental Matters

        Federal, state and local laws and regulations relating to environmental protection affect almost all company plants and facilities. During 1997, direct capital and operating expenditures related to environmental protection and cleanup of existing sites totaled $37 million. Additional expenditures totaling $94 million were charged to environmental reserves. While it is extremely difficult to estimate the total direct and indirect costs to the company of government environmental regulations, it is presently estimated that the direct capital and operating expenditures and expenditures charged to reserves will be approximately $145 million in 1998 and $125 million in 1999. Some expenditures to reduce the occurrence of releases to the environment may result in increased efficiency; however, most of these expenditures produce no significant increase in production capacity, efficiency or revenue. Operation of pollution-control equipment installed for these purposes usually entails additional expense.

        Based on present information, the company believes that it has accrued and is accruing reasonable reserves for expenditures that may have to be paid in the future for environmental matters. Because of continually changing laws and regulations, the nature of the company's businesses and pending proceedings, it is not possible to reliably estimate the amount or timing of all future expenditures relating to environmental matters. The company provides for costs related to environmental contingencies when a loss is probable and the amount is reasonably estimable. Although management believes adequate reserves have been provided for all known environmental contingencies, it is possible, due to the above noted uncertainties, that additional reserves could be required in the future.

        Also see "Item 3.  Legal Proceedings," which follows.

Item 3.   Legal Proceedings

        The company continues its efforts to decommission a facility located in West Chicago, Illinois, which processed thorium ores and was closed in 1973. For a discussion of contingencies, including a detailed discussion of the West Chicago matter, reference is made to the Environmental Matters section of Management's Discussion and Analysis and Note 10 to the Consolidated Financial Statements in the 1997 Annual Report to Stockholders, which discussion and note are incorporated by reference in Item 7 and Item 8, respectively.

Item 4.   Submission of Matters to a Vote of Security Holders

        None submitted during the fourth quarter of 1997.

                      Executive Officers of the Registrant

        The following is a list of executive officers, their ages, and their positions and offices as of January 1, 1998:

             Name                 Age                             Office

Luke R. Corbett                    50    Chairman  of the  Board and Chief  Executive  Officer  since
                                         1997.  President  and  Chief  Operating  Officer  from  1995 until 1997.  Group Vice President from 1992 until 1995.

Tom J. McDaniel                    59    Vice   Chairman  of  the  Board  since  1997.   Senior  Vice
                                         President  from 1986 until 1997.  Corporate  Secretary  from
                                         1989 until 1997.

John C. Linehan                    58    Executive  Vice  President   since  1997.   Chief  Financial
                                         Officer since 1987.  Senior Vice  President  from 1987 until
                                         1997.

Kenneth W. Crouch                  54    Senior Vice  President  since 1996.  Senior Vice  President,
                                         Exploration,  Kerr-McGee Oil & Gas  Corporation  since 1996.
                                         Senior  Vice  President,  North  America  and  International
                                         Exploration,  Exploration  and  Production  Division  during
                                         1996.  Vice  President,  Gulf of  Mexico  and  International
                                         Exploration,  Exploration and Production  Division from 1995
                                         until  1996.   Vice  President  and  Managing   Director  of
                                         Exploration  for  North  Sea  Operations,   Exploration  and
                                         Production Division from 1993 until 1995.

James F. Guion                     52    Senior  Vice  President   since  April  1997.   Senior  Vice
                                         President,  Production,  Kerr-McGee  Oil &  Gas  Corporation
                                         since April 1997.  Vice  President  and  Managing  Director,
                                         United  Kingdom   Operations,   Exploration  and  Production
                                         Division from January 1993 until March 1997.

William D. Hake                    48    Senior  Vice  President   since  1996.   Vice  President  of
                                         Operations for Kerr-McGee Coal  Corporation  from 1991 until
                                         1996.

Russell G. Horner, Jr.             58    Senior Vice  President and Corporate  Secretary  since 1997.
                                         General   Counsel  since  1986.  Vice  President  from  1986
                                         until 1997.

Michael G. Webb                    50    Senior Vice  President  since 1993.  Senior Vice  President,
                                         Exploration,  Exploration and Production  Division from 1993 until 1996.  Vice President, Exploration from 1992 to 1993.

Julius C. Hilburn                  47    Vice  President,   Human  Resources  since  1996.   Manager,
                                         Benefits Administration from 1992 until 1996.

Deborah A. Kitchens                41    Vice  President  and  Controller  since  1996.   Controller,
                                         Exploration and Production Division from 1992 until 1996.

J. Michael Rauh                    48    Treasurer   since   1996.   Vice   President   since   1987.
                                         Controller from 1987 until 1996.

Donald F. Schiesz                  60    Vice President,  Safety and Environment  since 1994.  Senior
                                         Vice  President  of  Kerr-McGee  Chemical  Corporation  from
                                         1991 until 1994.

Jean B. Wallace                    43    Vice  President,  General  Administration  since 1996.  Vice
                                         President, Human Resources from 1989 until 1996.

W. Peter Woodward                  49    Senior  Vice   President   since  June  1997.   Senior  Vice
                                         President for Kerr-McGee  Chemical  since June 1997.  Senior
                                         Vice President  Chemical  Marketing for Kerr-McGee  Chemical
                                         Corporation  from May 1996 until May 1997.  Director Pigment
                                         Business  Management,  Kerr-McGee Chemical  Corporation from
                                         1993 until 1996.  Vice  President  Total Quality  Management for Kerr-McGee Chemical Corporation from 1992 until 1993.



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

        Such events and risks include the success of the oil and gas exploration program, ultimate volume of recoverable oil and gas reserves, success of cost-control efforts, general economic conditions, timely development and market acceptance of customer products for which Kerr-McGee supplies raw materials, and other risk factors discussed in this annual report on Form 10-K and the company's 1997 Annual Report to Stockholders. Actual results and developments may differ from those expressed or implied in this report.




                                     PART II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters

        Information relative to the market in which the company's common stock is traded, the high and low sales prices of the common stock by quarters for the past two years, and the approximate number of holders of common stock is furnished in Note 31 to the Consolidated Financial Statements in the 1997 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

        Quarterly dividends declared totaled $1.80 per share for the year 1997, $1.64 per share for the year 1996 and $1.55 per share for the year 1995. Cash dividends have been paid continuously since 1941 and totaled $85 million in 1997, $83 million in 1996 and $79 million in 1995.

Item 6.        Selected Financial Data

        Information regarding selected financial data required in this item is presented in the schedule captioned "Six-Year Financial Summary" in the 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        "Management's Discussion and Analysis" in the 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7a.       Quantitative and Qualitative Disclosure about Market Risk

        For information required under this section, reference is made to the "Market Risks" section of Management's Discussion and Analysis in the 1997 Annual Report to Stockholders, which discussion is incorporated by reference above.

Item 8.        Financial Statements and Supplementary Data

        The following financial statements and supplementary data included in the 1997 Annual Report to Stockholders are incorporated herein by reference:

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

(a)     Identification of directors -

           For information required under this section, reference is made to the "Election of Directors" section of the company's proxy statement for 1998 made in connection with its Annual Stockholders' Meeting to be held on May 12, 1998.

(b)     Identification of executive officers -

           The information required under this section is set forth in the caption "Executive Officers of the Registrant" on pages 17, 18 and 19 of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K.

(c)     Compliance with Section 16(a) of the 1934 Act -

           For information required under this section, reference is made to the "Compliance with Section 16(a) of the Securities Exchange Act of 1934" section of the company's proxy statement for 1998 made in connection with its Annual Stockholders' Meeting to be held on May 12, 1998.

Item 11.       Executive Compensation

        For information required under this section, reference is made to the "Executive Compensation and Other Information" section of the company's proxy statement for 1998 made in connection with its Annual Stockholders' Meeting to be held on May 12, 1998.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

        For information required under this section, reference is made to the "Security Ownership" portion of the "Election of Directors" section of the company's proxy statement for 1998 made in connection with its Annual Stockholders' Meeting to be held on May 12, 1998.

Item 13.       Certain Relationships and Related Transactions

        For information required under this section, reference is made to the "Election of Directors" and "Certain Relationships and Related Transactions" sections of the company's proxy statement for 1998 made in connection with its Annual Stockholders' Meeting to be held on May 12, 1998.


                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements -

               The following consolidated financial statements of Kerr-McGee Corporation and its subsidiary companies, included in the company's 1997 Annual Report to Stockholders, are incorporated by reference in Item 8:

                  Report of Independent Public Accountants

                  Consolidated Statement of Income for the Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Statement of Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Balance Sheet at December 31, 1997 and 1996

                  Consolidated   Statement  of  Cash  Flows  for the Years Ended
                  December  31,  1997, 1996 and 1995

                  Notes to Financial Statements

(a)     2.     Financial Statement Schedules -

                  Report   of   Independent   Public  Accountants  on  Financial
                  Statement Schedule

                  Schedule II - Valuation Accounts and Reserves for the Years Ended December 31, 1997, 1996 and 1995

               Schedules I, III, IV and V are omitted as the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules in accordance with instructions contained in Regulation S-X.

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

                     3.2 Bylaws of Kerr-McGee Corporation as approved March 10, 1998.

                     4.1 Amended and Restated Rights Agreement dated as of July 9, 1996, filed as Exhibit 1 to the report on Form 8-K dated July 9, 1996, and incorporated herein by reference.

                     4.2 Indenture dated as of June 1, 1976, between the company and Citibank, N.A., as trustee, relating to the company's 8-1/2% Sinking Fund Debentures due June 1, 2006 filed as
                                    Exhibit  2 to Form S-7,  effective  June 10,
                                    1976,    Registration   No.   2-53878,   and
                                    incorporated herein by reference.

                     4.3 Indenture dated as of November 1, 1981, between the company and United States Trust Company of New York, as trustee, relating to the company's 7% Debentures due November 1, 2011 filed as Exhibit 4 to Form S-16, effective November 16, 1981, Registration No. 2-772987, and incorporated herein by reference.

                     4.4 Indenture dated as of August 1, 1982 filed as Exhibit 4 to Form S-3, effective August 27, 1982, Registration Statement No. 2-78952, and incorporated herein by reference, and its first supplement dated May 7, 1996, between the company and Citibank, N.A., as trustee, relating to the company's 6.625% notes due October 15, 2007, and 7.125% debentures due October 15, 2027;

                     4.5 The $325 million Credit Agreement dated as of December 4, 1996, providing for a five-year revolving credit facility with a bullet maturity on the fifth anniversary of the execution of the Credit Agreement;

                     4.6 The company agrees to furnish to the Securities and Exchange Commission, upon request, copies of each of the following instruments defining the rights of the holders of certain long-term debt of the company: the Note Agreement dated as of
                                    November  29,  1989,  among  the  Kerr-McGee
                                    Corporation  Employee  Stock  Ownership Plan
                                    Trust  (the  Trust)  and  several   lenders,
                                    providing  for  a  loan  guaranteed  by  the
                                    company of $125  million  to the Trust;  the
                                    Amended and restated Credit  Agreement dated
                                    as  of  April  28,  1997,  among  Kerr-McGee
                                    Corporation,  Kerr-McGee Oil (U.K.) PLC, and
                                    several banks providing for revolving credit
                                    of up to a  total  of  $225  million  -- $75
                                    million  through  April 24,  1998,  and $150
                                    million  through  April  28,  2002;  and the
                                    Revolving   Credit  Agreement  dated  as  of
                                    February 20, 1997,  between Kerr-McGee China
                                    Petroleum Ltd., as borrower,  and Kerr-McGee
                                    Corporation, as guarantor, and several banks providing for revolving credit of up to $105 million through March 6, 2000. The total amount of securities authorized under each of such instruments does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.

                     4.7 Kerr-McGee Corporation Direct Purchase and Dividend Reinvestment Plan filed on Form S-3 effective August 19, 1993, Registration No. 33-66112, and incorporated herein by reference.

                    10.1* Deferred Compensation Plan for Non-Employee Directors as amended and restated effective October 1, 1990, filed as Exhibit 10(1) to the report filed on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

                    10.2* Kerr-McGee Corporation Stock Deferred Compensation Plan for Non-Employee Directors as amended and restated effective August 1, 1995, filed on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

                    10.3* Description of the company's Annual Incentive Compensation Plan, filed on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

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

                    10.11* Amended and restated Agreement, restated as of December 31, 1992, between the company and Russell G. Horner, Jr.

                    10.12* Amended and restated Agreement, restated as of December 31, 1992, between the company and Kenneth W. Crouch.

                    10.13* Consulting agreement, as of February 1997, between the company and Frank A. McPherson filed as Exhibit 10.13 on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

                    10.14* Form of agreement, amended and restated as of December 31, 1992, between the company and certain executive officers not named in the Summary Compensation Table contained in the company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, filed as Exhibit 10(14) on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

                    12 Computations of ratio of earnings to fixed charges.

                    13              1997 Annual Report to Stockholders.

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

(b)     Reports on Form 8-K -

           No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

Report of Independent Public Accountant On Financial
    Statement Schedule

To Kerr-McGee Corporation:

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Kerr-McGee Corporation's 1997 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 20, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule of Valuation Accounts and Reserves is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                         (ARTHUR ANDERSEN LLP)
                                                          ARTHUR ANDERSEN LLP




Oklahoma City, Oklahoma,
    February 20, 1998

                                                                    SCHEDULE II

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                         VALUATION ACCOUNTS AND RESERVES




                                                          Additions
                                        Balance at  Charged to  Charged to   Deductions Balance at
                                         Beginning  Profit and     Other        from      End of
(Millions of dollars)                     of Year      Loss      Accounts     Reserves     Year


Year Ended December 31, 1997
a.  Deducted from asset accounts
    Allowance for doubtful notes
      and accounts receivable              $ 13       $  2       $  -           $ 1       $ 14
    Warehouse inventory obsolescence          3          1          -             1          3
                                           ----       ----       ----           ---       ----
                                           $ 16       $  3       $  -           $ 2       $ 17
                                           ====       ====       ====           ===       ====

b.  Not deducted from asset accounts
    Environmental                          $235       $ 30       $(11)(A)(B)    $94       $160
    Postretirement benefits                 117         11          -             8        120
    Oil and gas site dismantlement and coal
      site reclamation and restoration      110         (3)       (11)(B)         5         91
    Surface mine stripping cost              15         38          -            34         19
    Pension benefits                          7         11          5 (A)        13         10
    Other                                     7          1          -             1          7
                                           ----       ----       ----           ---       ----
                                           $491       $ 88       $(17)         $155       $407
                                           ====       ====       ====          ====       ====

Year Ended December 31, 1996
a.  Deducted from asset accounts
    Allowance for doubtful notes
      and accounts receivable              $ 14       $  1       $  -           $ 2       $ 13
    Warehouse inventory obsolescence          3          -          -             -          3
                                           ----       ----       ----           ---       ----
                                           $ 17       $  1       $  -           $ 2       $ 16
                                           ====       ====       ====           ===       ====

b.  Not deducted from asset accounts
    Environmental                          $230       $ 55       $  4 (A)       $54       $235
    Postretirement benefits                 112         11          -             6        117
    Oil and gas site dismantlement and coal
      site reclamation and restoration      103         14          -             7        110
    Surface mine stripping cost              16         35          -            36         15
    Pension benefits                         11          -         (4)(A)         -          7
    Other                                     6          2          -             1          7
                                           ----       ----       ----           ---       ----
                                           $478       $117       $  -          $104       $491
                                           ====       ====       ====          ====       ====


Year Ended December 31, 1995
a.  Deducted from asset accounts
    Allowance for doubtful notes
      and accounts receivable              $ 11       $  3       $  1           $ 1       $ 14
    Warehouse inventory obsolescence          2          1          -             -          3
                                           ----       ----       ----           ---       ----
                                           $ 13       $  4       $  1           $ 1       $ 17
                                           ====       ====       ====           ===       ====

b.  Not deducted from asset accounts
    Environmental                          $166       $121       $  4 (A)       $61       $230
    Postretirement benefits                 108         12         (1)(A)         7        112
    Oil and gas site dismantlement and coal
      site reclamation and restoration       94         12          -             3        103
    Surface mine stripping cost              12         37          -            33         16
    Pension benefits                          9          4          -             2         11
    Other                                     8          1         (2)(A)         1          6
                                           ----       ----       ----           ---       ----
                                           $397       $187       $  1          $107       $478
                                           ====       ====       ====          ====       ====


(A) Transfer (to) from current liabilities. (B) Transfer from reserve for abandonment to environmental.



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



                             KERR-McGEE CORPORATION




                                            By:    Luke R. Corbett*
                                                   Luke R. Corbett,
                                                     Chairman of the Board and
                                                      Chief Executive Officer




March 26, 1998                              By:    (John C. Linehan)
    Date                                           John C. Linehan,
                                                   Executive Vice President and
                                                     Chief Financial Officer




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


                                            By:    Paul M. Anderson*
                                                   Paul M. Anderson, Director

                                            By:    Bennett E. Bidwell*
                                                   Bennett E. Bidwell, Director

                                            By:    Luke R. Corbett*
                                                   Luke R. Corbett, Director

                                            By:    Martin C. Jischke*
                                                   Martin C. Jischke, Director

                                            By:    Tom J. McDaniel*
                                                   Tom J. McDaniel, Director

                                            By:    William C. Morris*
                                                   William C. Morris, Director

March 26, 1998                              By:    John J. Murphy*
     Date                                          John J. Murphy, Director

                                            By:    Leroy C. Richie*
                                                   Leroy C. Richie, Director

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