Form 10-Q
period 1998-03-31
KERR MCGEE CORP
filed 1998-05-14
CIK 55458

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended March 31, 1998

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

                                 Yes   X    No

Number of shares of common stock, $1.00 par value, outstanding as of April 30, 1998: 47,730,505



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                                       Three Months Ended
                                                                            March 31,
(Millions of dollars, except per-share amounts)                         1998          1997
                                                                      --------------------

Sales                                                                 $369.0        $468.0
                                                                      ------        ------

Costs and Expenses
   Costs and operating expenses                                        205.3         254.3
   Selling, general and administrative expenses                         30.6          35.7
   Depreciation and depletion                                           68.2          68.9
   Exploration, including dry holes and
   amortization of undeveloped leases                                   18.9          11.0
   Taxes, other than income taxes                                       13.0          15.4
   Interest and debt expense                                            12.6          11.7
                                                                      ------         -----
            Total Costs and Expenses                                   348.6         397.0
                                                                      ------         -----
                                                                        20.4          71.0

Other Income                                                            13.9          29.3
                                                                      ------         -----

Income before Income Taxes                                              34.3         100.3
Provision for Income Taxes                                              10.4          30.1
                                                                      ------         -----

Net Income                                                            $ 23.9         $70.2
                                                                      ======         =====

Net Income per Common Share -
    Basic                                                             $  .50         $1.46
    Diluted                                                           $  .50         $1.45

Average Number of Shares Outstanding (thousands) -
    Basic                                                             47,703        48,064
    Diluted                                                           47,947        48,312

Cash Dividends Declared per Common Share                              $  .45         $ .45



The accompanying notes are an integral part of this statement.



                      KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                 March 31,  December 31,
(Millions of dollars)                                                 1998          1997
                                                               -------------------------

ASSETS
Current Assets
   Cash                                                            $ 213.9       $  182.6
   Notes and accounts receivable                                     275.7          274.3
   Inventories                                                       229.2          172.2
   Deposits and prepaid expenses                                      57.5           57.9
                                                                   -------       --------
      Total Current Assets                                           776.3          687.0
                                                                   -------       --------

Property, Plant and Equipment                                      4,671.2        4,602.1
   Less reserves for depreciation,
   depletion and amortization                                      2,588.5        2,603.7
                                                                   -------       --------
                                                                   2,082.7        1,998.4

Investments and Other Assets                                         415.1          410.7
                                                                   -------       --------

                                                                  $3,274.1       $3,096.1



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                                           $  25.0      $    25.0
   Accounts payable                                                  203.6          247.1
   Other current liabilities                                         282.2          250.9
                                                                   -------       --------
      Total Current Liabilities                                      510.8          523.0
                                                                   -------       --------

Long-Term Debt                                                       688.2          552.0
                                                                   -------       --------

Deferred Credits and Reserves                                        629.5          581.1
                                                                   -------       --------

Stockholders' Equity
   Common stock, par value $1 - 150,000,000
      shares authorized, 54,163,586 shares issued at
      3-31-98 and 54,120,747 shares issued at 12-31-97                54.2           54.1
   Capital in excess of par value                                    347.9          345.8
   Preferred stock purchase rights                                      .5             .5
   Retained earnings                                               1,458.1        1,455.7
   Accumulated other comprehensive income (loss)                       (.6)            .1
   Common shares in treasury, at cost - 6,433,415
      shares at 3-31-98 and 6,434,465 at 12-31-97                   (362.3)        (362.4)
   Deferred compensation                                             (52.2)         (53.8)
                                                                   -------       --------
      Total Stockholders' Equity                                   1,445.6        1,440.0
                                                                   -------       --------

                                                                  $3,274.1       $3,096.1


The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

The accompanying notes are an integral part of this statement.




                      KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                      Three Months Ended
                                                                           March 31,
(Millions of dollars)                                                 1998          1997
                                                                    --------------------

Operating Activities
Net income                                                          $ 23.9         $ 70.2
Adjustments to reconcile net income to net cash
   provided by operating activities -
      Depreciation, depletion and amortization                        70.5           69.9
      Deferred income taxes                                            4.2           13.6
      Gain on sale and retirement of assets                           (2.2)          (7.7)
      Realized gain on available-for-sale securities                     -           (4.1)
      Noncash items affecting net income                              (2.0)           4.8
      Other net cash used in operating activities                    (38.4)          (9.2)
                                                                    ------         ------
         Net Cash Provided by Operating Activities                    56.0          137.5
                                                                    ------         ------

Investing Activities
Capital expenditures                                                 (88.8)         (67.2)
Acquisitions                                                         (97.0)             -
Proceeds from sale of assets                                          39.7            7.1
Other investing activities                                             2.8           16.6
                                                                    ------         ------
         Net Cash Used in Investing Activities                      (143.3)         (43.5)
                                                                    ------         ------

Financing Activities
Issuance of long-term debt                                           158.0              -
Repayment of long-term debt                                          (20.0)             -
Decrease in short-term borrowings                                        -          (14.5)
Purchase of treasury stock                                               -          (33.2)
Dividends paid                                                       (21.5)         (19.9)
Other financing activities                                             2.1            7.7
                                                                    ------         ------
         Net Cash Used in Financing Activities                       118.6          (59.9)
                                                                    ------         -------

Net Increase in Cash and Cash Equivalents                             31.3           34.1

Cash and Cash Equivalents at Beginning of Period                     182.6          120.9
                                                                    ------         ------

Cash and Cash Equivalents at End of Period                          $213.9         $155.0
                                                                    ======         ======


The accompanying notes are an integral part of this statement.




                KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

B. Net income for purposes of computing both basic earnings per share and diluted earnings per share was $23.9 million and $70.2 million for the three months ended March 31, 1998 and 1997, respectively. A reconciliation of the average shares outstanding used to compute basic earnings per share to the shares used to compute diluted earnings per share for both periods is presented below:

                                                           Three Months Ended
                                                                March 31,
                                                           1998          1997
                                                       ----------------------

    Averages shares outstanding - basic                47,702,975     48,064,112
    Dilutive effect of stock options                      244,440        247,434
                                                       ----------     ----------
    Average shares outstanding assuming dilution       47,947,415     48,311,546
                                                       ==========     ==========

C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                           Three Months Ended
                                                                March 31,
    (Millions of dollars)                                  1998          1997
                                                           ------------------

    Income taxes                                           $3.7         $19.2
    Interest                                                7.9          11.6

D. Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income," which established new rules for reporting and display of comprehensive income and its components. FAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income including unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. During the first quarter of 1998 and 1997, comprehensive income was $23.9 million and $68.2 million, respectively. Adoption of this standard had no effect on the company's results of operations or financial position as reported elsewhere in the consolidated financial statements.

    The company held U.S. government obligations considered to be available for sale at March 31, 1998, and December 31, 1997. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. Both the fair value and cost of these financial instruments was $26.7 million at March 31, 1998. At December 31, 1997, the fair value of the financial instruments totaled $27.5 million, which approximated cost. The company held no securities classified as held to maturity or trading during the respective periods.

    During the first quarter of 1997, the company sold equity securities considered to be available for sale. Proceeds from the sale totaled $4.7 million, resulting in a realized gain of $4.1 million before income taxes. The average cost of the securities was used in computing the realized gain.

    U.S. government obligations are carried as Current Assets or Investments and Other Assets, depending upon their maturity. Equity securities are carried in the Consolidated Balance Sheet as Investments and Other Assets. The change in the equity component for the first quarter of 1997 was as follows:

                                                            Three Months Ended
    (Millions of dollars)                                     March 31, 1997

    Balance, January 1                                            $11.6
        Net realized gains                                         (2.5)
        Net unrealized holding gains                                 .5
                                                                  -----
    Balance, March 31                                             $ 9.6
                                                                  =====

    The change in the equity component during the first quarter of 1998 was immaterial.

E. Investments in equity affiliates totaled $278.1 million at March 31, 1998, and $272.9 million at December 31, 1997. Equity income related to the investments is included in Other Income in the Consolidated Statement of Income and totaled $6.5 million and $9.5 million for the three months ended March 31, 1998 and 1997, respectively.

F.  CONTINGENCIES

    WEST CHICAGO -

    In 1973, a wholly owned subsidiary, Kerr-McGee Chemical Corporation, closed the facility located in West Chicago, Illinois, that processed thorium ores. Kerr-McGee Chemical Corporation now operates as Kerr-McGee Chemical LLC (Chemical). Operations resulted in some low-level radioactive contamination at the site, and in 1979, Chemical filed a plan with the Nuclear Regulatory Commission (NRC) to decommission the facility. The NRC transferred jurisdiction of this site to the State of Illinois (the State) in 1990. The following discusses the current status of various matters associated with the West Chicago site.

    Closed Facility - In 1994, Chemical, the City of West Chicago (the City), and the State reached agreement on Phase I of the decommissioning plan for the closed West Chicago facility, and Chemical began shipping material from the site to a licensed permanent disposal facility.

    In February 1997, Chemical executed an agreement with the City as to the terms and conditions for completing the final phase of decommissioning work, the bulk of which is expected to be completed about four to six years after receiving the necessary license amendment. The State has indicated approval of this agreement, and Chemical expects the State to issue a license amendment that will enable Chemical to complete the final phase of decommissioning work.

    In 1992, the State enacted legislation imposing an annual storage fee equal to $2 per cubic foot of byproduct material located at the closed facility. The storage fee cannot exceed $26 million per year, and any storage fee payments must be reimbursed to Chemical as decommissioning costs are incurred. Chemical has been fully reimbursed for all storage fees paid pursuant to this legislation. In June 1997, the legislation was amended to provide that future storage fee obligations are to be offset against decommissioning costs incurred but not yet reimbursed.

    Offsite Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and has designated Chemical as a potentially responsible party in these four areas. The EPA issued unilateral administrative orders for two of these areas (referred to as the residential area and Reed-Keppler Park), which require Chemical to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. Without waiving any of its rights or defenses, Chemical has begun the cleanup of these two sites.

    Judicial Proceedings - In December 1996, a lawsuit was filed against the company and Chemical, in Illinois state court on behalf of a purported class of present and former West Chicago residents. The lawsuit seeks damages for alleged diminution in property values and the establishment of a medical monitoring fund to benefit those allegedly exposed to thorium wastes originating from the former facility. The case was removed to federal court and is being vigorously defended.

    Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the United States Department of Energy is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1996 to increase the amount authorized to $65 million plus inflation adjustments. Through April 30, 1998, Chemical has been reimbursed approximately $52 million under Title X.

    OTHER MATTERS

    The plants and facilities of the company and its subsidiaries are subject to various environmental laws and regulations. The company or its subsidiaries have been notified that they may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites and former plant sites. As of March 31, 1998, the company's estimate for the cost to investigate and/or remediate all presently identified sites of former or current operations, based on currently known facts and circumstances, totaled $258 million, which includes $159 million for the former West Chicago facility and $12 million for the residential area and Reed-Keppler Park. Reserves have been established based on this estimate. Actual costs will be reduced by the amounts recoverable under Title X and other government programs. Expenditures from inception through March 31, 1998, totaled $446 million for currently known sites.

    In addition to the environmental issues previously discussed, the company or its subsidiaries are also a party to a number of other legal proceedings pending in various courts or agencies in which the company or a subsidiary appears as plaintiff or defendant. The ultimate costs to decommission presently known sites are difficult to estimate because of the numerous contingencies, including continually changing laws and regulations, the nature of the company's businesses and pending legal proceedings. Actual costs could differ from those currently estimated as information becomes available for sites that are not now included in the reserve, if contamination is not as expected, or field conditions or other variables differ significantly from those that are now assumed. Therefore, it is not possible to reliably estimate the amount or timing of all future expenditures relating to environmental and other contingencies. The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. Although management believes, after consultation with general counsel, that adequate reserves have been provided for all known contingencies, the ultimate cost will depend on the resolution of the above-noted uncertainties. Therefore, it is possible that additional reserves could be required in the future.


Item 2.  Management's   Discussion   and   Analysis  of  Results  of  Operations
         and  Financial Condition.

Comparison of 1998 Results with 1997 Results

CONSOLIDATED OPERATIONS

First-quarter 1998 net income totaled $23.9 million, compared with $70.2 million for the same 1997 period. Operating profit for the 1998 first quarter was $44.6 million, compared with $98.5 million in the same 1997 quarter. Higher chemical operating profit, compared with last year's quarter, was more than offset by lower operating profit from exploration and production and coal. The decline in operating profit was due primarily to lower crude oil, natural gas and coal sales prices, higher exploration expense and lower crude oil and natural gas sales volumes, partially offset by higher pigment sales prices and lower operating expense for the exploration and production unit.

Other expense for the first quarter 1998 was $10.3 million, compared with income of $1.8 million for the 1997 quarter due primarily to foreign currency transaction losses, compared with 1997 gains, lower equity income and 1997 gains on sales of equity securities.

The provision for income taxes was $10.4 million, compared with $30.1 million for the 1997 first quarter. The decrease was due to lower pretax income.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the first quarter of 1998, compared with the same period last year.

                                                         Three Months Ended
                                                              March 31,
(Millions of dollars)                                     1998          1997
                                                        --------------------

Sales
    Exploration and production                          $112.6         $200.3
    Chemicals                                            178.2          183.4
    Coal                                                  78.1           84.2
                                                        ------         ------
                                                         368.9          467.9
    All other                                               .1             .1
                                                        ------         ------
        Total Sales                                     $369.0         $468.0
                                                        ======         ======

Operating Profit
    Exploration and production                          $ 12.0         $ 68.0
    Chemicals                                             21.9           15.2
    Coal                                                  10.7           15.3
                                                        ------         ------
        Total Operating Profit                            44.6           98.5
All Other Income (Expense)                               (10.3)           1.8
                                                        ------         ------
Income before Income Taxes                                34.3          100.3
Provision for Income Taxes                                10.4           30.1
                                                        ------         ------
Net Income                                              $ 23.9         $ 70.2
                                                        ======         ======

Exploration and Production -

Operating profit for the first quarter of 1998 was $12 million, compared with $68 million for the same 1997 period. First-quarter 1998 operating profit was lower due primarily to lower crude oil and natural gas sales prices, higher exploration expense and lower crude oil and natural gas sales volumes, partially offset by lower operating expenses.

Revenues were $112.6 million and $200.3 million for the three months ended March 31, 1998 and 1997, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for the first quarter of 1998 and 1997.




                                                    Three Months Ended          Percent
                                                          March 31,            Increase
                                                    1998           1997       (Decrease)
                                                ----------------------------------------

Crude oil sales
    (thousands of bbls/day)
        United States                               23.2           25.4          (9)
        North Sea                                   20.8           26.0         (20)
        China                                        8.9            6.6          35
        Other                                        2.1              -          NM
                                                   -----         ------
           Total proprietary sales                  55.0           58.0          (5)
        Proportionate interest in
           equity affiliate's sales                  7.3            7.3           -
                                                   -----         ------
               Total                                62.3           65.3          (5)
                                                   =====         ======

Average crude oil sales price
    (per barrel)
        United States                             $13.64         $20.90         (35)
        North Sea                                  13.74          21.52         (36)
        China                                      12.79          20.72         (38)
        Other                                      13.52              -          NM
           Average                                $13.54         $21.14         (36)

Natural gas sold
    (MMCF/day)
        United States                                154            183         (16)
        North Sea                                     35             34           3
                                                   -----         ------
           Total proprietary sales                   189            217         (13)
        Proportionate interest in
           equity affiliate's sales                   62             59           5
                                                   -----         ------
               Total                                 251            276          (9)
                                                   =====         ======

Average natural gas sales price
    (per MCF)
        United States                              $2.24          $2.79         (20)
        North Sea                                   2.93           2.98          (2)
           Average                                 $2.36          $2.82         (16)



Chemicals -

Chemicals' first-quarter 1998 operating profit was $21.9 million on revenues of $178.2 million, compared with operating profit of $15.2 million on revenues of $183.4 million for the same 1997 quarter. Revenues decreased primarily due to lower sales volumes for pigment and manganese products and lower pigment licensing revenue partially offset by higher pigment sales prices and higher prices for forest products treatment services. Operating profit increased primarily due to higher pigment sales prices.

Coal -

First-quarter 1998 coal operating profit was $10.7 million on revenues of $78.1 million, compared with operating profit of $15.3 million on revenues of $84.2 million. Revenues declined primarily due to lower average sales prices. Operating profit decreased primarily due to lower revenues partially offset by lower unit production costs.



Financial Condition

At March 31, 1998, the company's net working capital position was $265.5 million, compared with $165.5 million at December 31, 1997. The current ratio was 1.5 to 1 at March 31, 1998, compared with 1.3 to 1 at December 31, 1997, and
1.8 to 1 at March 31, 1997. The company's percentage of total debt to total capitalization was 33% at March 31, 1998, compared with 29% at December 31, 1997, and 32% at March 31, 1997.

The company had unused lines of credit and revolving credit facilities of $741 million at March 31, 1998. Of this amount, $355 million and $265 million can be used to support commercial paper borrowings of Kerr-McGee Credit Corporation and Kerr-McGee Oil (U.K.) PLC, respectively.

On March 31, 1998, Kerr-McGee Chemical GmbH, a wholly owned limited liability company in the Federal Republic of Germany, entered into a revolving credit agreement with ABN Amro Bank, N.V., Frankfurt Branch, to provide borrowings up to U.S. $150 million or its Deutsche Mark equivalent at varying rates through November 30, 1998. The company is the guarantor of the agreement. A total of U.S. $110 million was outstanding at March 31, 1998.

First-quarter 1998 cash capital expenditures, excluding acquisitions, totaled $88.8 million, compared with $67.2 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico, North Sea and offshore China, were 79% of the 1998 total. Chemical expenditures were 13% of the 1998 amount. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective short-term and/or long-term borrowings.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The 1998 annual meeting of stockholders was held on May 12, 1998.

     (b) The following matters were voted upon at the annual meeting:

         (1) Following are the directors elected at the 1998 annual meeting and the tabulation of votes related to each nominee.
                                                                       Votes
                                                    Affirmative      Withheld

               Paul M. Anderson                    42,690,934         25,042
               Luke R. Corbett                     42,689,070         26,906
               Martin C. Jischke                   42,695,934         20,042
               Tom J. McDaniel                     42,711,620          4,356
               William C. Morris                   42,712,095          3,881
               John J. Murphy                      42,692,929         23,047
               Leroy C. Richie                     42,679,537         36,439
               Richard M. Rompala                  42,697,793         18,183
               Farah M. Walters                    42,683,753         32,223

         (2) The stockholders ratified the appointment of Arthur Andersen LLP as independent public accountant for 1998. Affirmative votes were 42,223,296; negative votes were 157,470 and abstentions were 648,932.

         (3) The stockholders approved the 1998 Long Term Incentive Plan. Affirmative votes were 37,152,357; negative votes were 5,558,656 and abstentions were 318,685.

         (4) The stockholders approved the Annual Incentive Compensation Plan. Affirmative votes were 39,380,701; negative votes were 3,242,296 and abstentions were 406,701.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits -

     Exhibit No.

       4.6 The company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the U.S. $150 million or its Deutsche Mark equivalent credit agreement dated March 31, 1998, between Kerr-McGee Chemical GmbH and ABN Amro Bank, N.V., Frankfurt Branch, providing for revolving credit through November 30, 1998.

      10.3     The Kerr-McGee Annual Incentive Compensation Plan.

      10.4     The Kerr-McGee 1998 Long Term Incentive Plan.

      27.0     Financial Data Schedule

     (b) Reports on Form 8-K

         On January 22, 1998, the company filed a report on Form 8-K in which it reported: 1) Kerr-McGee Chemical LLC entered into an agreement to initially acquire an 80% interest in Bayer AG's European titanium dioxide pigment marketing, research and development, and manufacturing activities in Uerdingen, Germany, and Antwerp, Belgium, and 2)
         Kerr-McGee Chemical LLC signed a letter of intent with Finnish Chemicals Oy to sell substantially all of its electrolytic and specialty chemical businesses.

         On March 5, 1998, the company filed a report on Form 8-K announcing Kerr-McGee Chemical LLC signed an agreement to sell its forest products operations. The agreement in principle covers marketing and operations at the company's six crosstie-treating plants.

         On March 13, 1998, the company filed a report on Form 8-K in which it reported: 1) Kerr-McGee Chemical LLC closed the sale of its ammonium perchlorate business to AMPAC, Inc., a subsidiary of American Pacific Corporation of Las Vegas, Nevada, and 2) the company and Gulf Canada Resources Limited announced that the companies have signed a definitive agreement under which Gulf Canada Resources Limited will sell its United Kingdom North Sea operations to Kerr-McGee.

         On March 31, 1998, the company filed a report on Form 8-K announcing that Kerr-McGee Chemical LLC closed the purchase of the European titanium dioxide pigment business from Bayer AG.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KERR-McGEE CORPORATION


Date May 14, 1998                           By:   (Deborah A. Kitchens)
     ------------                                 ---------------------
                                                  Deborah A. Kitchens
                                                   Vice President and Controller
                                                   and Chief Accounting Officer