Form 10-Q
period 1998-06-30
KERR MCGEE CORP
filed 1998-08-07
CIK 55458

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                                   Yes X No

Number of shares of common stock, $1.00 par value, outstanding as of July 31, 1998: 47,741,023

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                  Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
(Millions of dollars, except per-share amounts)   1998           1997       1998          1997
                                                 --------------------     --------------------

Sales                                            $394.6        $335.5     $685.5        $719.3
                                                 ------        ------     ------        ------

Costs and Expenses
   Costs and operating expenses                   228.6         183.8      383.7         386.8
   Selling, general and administrative expenses    38.2          24.8       66.5          57.9
   Depreciation and depletion                      73.2          60.8      134.6         123.5
   Exploration, including dry holes and
      amortization of undeveloped leases           20.5          14.6       39.2          25.5
   Taxes, other than income taxes                   5.2           4.8       10.3          11.5
   Interest and debt expense                       17.1          11.0       29.7          22.8
                                                 ------        ------     ------        ------
         Total Costs and Expenses                 382.8         299.8      664.0         628.0
                                                 ------        ------     ------        ------

                                                   11.8          35.7       21.5          91.3
Other Income                                       11.7          17.9       25.9          47.3
                                                 ------        ------     ------        ------

Income from Continuing Operations
   before Income Taxes                             23.5          53.6       47.4         138.6
Provision (Benefit) for Income Taxes               (2.5)         17.3        5.5          43.8
                                                 ------        ------     ------        ------

Income from Continuing Operations                  26.0          36.3       41.9          94.8

Income from Discontinued Operations (net of
 provision for income taxes of $31.6 and $.5
 for the second quarter of 1998 and 1997,
 respectively, and $34.0 and $4.2 for the first
 six months of 1998 and 1997, respectively)        51.5           5.3       59.5          17.0
                                                 ------        ------     ------        ------

Net Income                                       $ 77.5        $ 41.6     $101.4        $111.8
                                                 ======        ======     ======        ======

Net Income per Common Share
   Basic
      Continuing operations                      $ .55         $  .76     $  .88        $ 1.98
      Discontinued operations                     1.08            .11       1.25           .35
                                                 -----         ------     ------        ------

         Total                                   $1.63         $  .87     $ 2.13        $ 2.33
                                                 =====         ======     ======        ======

   Diluted
      Continuing operations                      $ .55         $  .76     $  .88        $ 1.97
      Discontinued operations                     1.07            .11       1.24           .35
                                                 -----         ------     ------        ------

         Total                                   $1.62         $  .87     $ 2.12        $ 2.32
                                                 =====         ======     ======        ======



The accompanying notes are an integral part of this statement.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                  June 30,   December 31,
(Millions of dollars)                                                 1998           1997
                                                                   ----------------------

ASSETS
Current Assets
   Cash                                                           $   88.6       $  182.6
   Notes and accounts receivable                                     346.1          274.3
   Inventories                                                       222.8          172.2
   Deposits and prepaid expenses                                      68.2           59.4
                                                                   -------       --------
      Total Current Assets                                           725.7          688.5
                                                                   -------       --------

Property, Plant and Equipment                                      4,918.1        4,602.1
   Less reserves for depreciation,
   depletion and amortization                                      2,374.9        2,603.7
                                                                   -------       --------
                                                                   2,543.2        1,998.4

Investments and Other Assets                                         417.5          409.2
                                                                   -------       --------

                                                                  $3,686.4       $3,096.1
                                                                  ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                                           $     -       $   25.0
   Accounts payable                                                  259.6          247.1
   Other current liabilities                                         304.0          250.9
                                                                   -------       --------
      Total Current Liabilities                                      563.6          523.0
                                                                   -------       --------

Long-Term Debt                                                       888.5          552.0
                                                                   -------       --------

Deferred Credits and Reserves                                        729.7          581.1
                                                                   -------       --------

Stockholders' Equity
   Common stock, par value $1 - 150,000,000
      shares authorized, 54,174,271 shares issued at
      6-30-98 and 54,120,747 shares issued at 12-31-97                54.2           54.1
   Capital in excess of par value                                    348.4          345.8
   Preferred stock purchase rights                                      .5             .5
   Retained earnings                                               1,514.2        1,455.7
   Accumulated other comprehensive income (loss)                       (.7)            .1
   Common shares in treasury, at cost - 6,433,415
      shares at 6-30-98 and 6,434,465 at 12-31-97                   (362.3)        (362.4)
   Deferred compensation                                             (49.7)         (53.8)
                                                                   -------       --------
      Total Stockholders' Equity                                   1,504.6        1,440.0
                                                                   -------       --------

                                                                  $3,686.4       $3,096.1
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



                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Six Months Ended
                                                                              June 30,
(Millions of dollar)                                                      1998          1997
                                                                        --------------------

Operating Activities
Net income                                                              $101.4        $111.8
Adjustments to reconcile to net cash
   provided by operating activities -
      Depreciation, depletion and amortization                           152.7         138.2
      Deferred income taxes                                               (2.0)         22.9
      Gain on sale of discontinued coal operations                       (41.7)            -
      Loss (gain) on sale and retirement of assets                        16.2          (2.9)
      Realized gain on available-for-sale securities                         -         (10.7)
      Noncash items affecting net income                                 (26.6)         (5.3)
      Other net cash provided by operating activities                    (76.2)         77.1
                                                                        ------        ------
         Net Cash Provided by Operating Activities                       123.8         331.1
                                                                        ------        ------

Investing Activities
Capital expenditures                                                    (222.3)       (156.9)
Acquisitions                                                            (517.9)            -
Proceeds from the sale of discontinued coal operations                   198.8             -
Proceeds from sale of assets                                              46.9           7.8
Other investing activities                                                 4.5          31.4
                                                                        ------        ------
         Net Cash Used in Investing Activities                          (490.0)       (117.7)
                                                                        ------        ------


Financing Activities
Issuance of long-term debt                                               385.3             -
Repayment of long-term debt                                              (47.8)       (158.5)
Decrease in short-term borrowings                                        (25.0)        (16.4)
Purchase of treasury stock                                                   -         (49.1)
Dividends paid                                                           (42.9)        (41.5)
Other financing activities                                                 2.6           7.9
                                                                        ------        ------
         Net Cash Used in Financing Activities                           272.2        (257.6)
                                                                        ------        ------

Net Increase in Cash and Cash Equivalents                                (94.0)        (44.2)

Cash and Cash Equivalents at Beginning of Period                         182.6         120.9
                                                                        ------        ------

Cash and Cash Equivalents at End of Period                              $ 88.6        $ 76.7
                                                                        ======        ======


The accompanying notes are an integral part of this statement.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

B. The company committed to formal plans for the sale of its coal operations in the second quarter of 1998; therefore, coal operations are reported as a discontinued operation. During the second quarter of 1998, the company sold its Galatia Mine in the Illinois Basin to the American Coal Company for $200 million in cash. On July 23, 1998, the company completed the sale of the Jacobs Ranch surface mine operation in Wyoming to Kennecott Energy and Coal Company for $400 million cash. The two negotiated sales are expected to result in an after-tax gain of approximately $260 million, of which $41.7 million was reported in the second quarter of 1998. The net proceeds to be received by the company will be used to purchase the company's stock and for general corporate purposes.

    Revenues applicable to the discontinued operation totaled $81.9 million and $76.2 million for the three months ended June 30, 1998 and 1997, respectively, and $160.1 million and $160.4 million for the six months ended June 30, 1998 and 1997, respectively. Coal assets not yet sold at June 30, 1998 are included as part of the appropriate line items in the Consolidated Balance Sheet. Included at June 30, 1998, are inventories of $3.9 million; net property, plant and equipment of $82.6 million; other current liabilities of $6.5 million; and other deferred credits of $40.3 million.

    The company's Consolidated Statement of Income for the year ended December 31, 1997, restated for the effects of the discontinued coal operation is presented below.

    (Millions of dollars)

    Sales                                                    $1,388.3

    Costs and expenses                                          738.8
    General and administrative expenses                         137.4
    Depreciation and depletion                                  238.7
    Exploration, including dry holes and
        amortization of undeveloped leases                       64.7
    Taxes, other than income taxes                               20.5
    Interest and debt expenses                                   46.5
                                                              -------
        Total Costs and Expenses                              1,246.6
                                                                141.7
    Other Income                                                 90.4
    Income from continuing operations
        before Income Taxes                                     232.1
    Provision for Income Taxes                                   71.0
                                                              -------
    Income from Continuing Operations                           161.1
    Income from Discontinued Operations (net of
        provision for income taxes of $12.3)                     32.7
                                                              -------

    Net income                                                $ 193.8
                                                              =======

    Net Income per Common Share - diluted
        Continuing operations                                 $  3.36
        Discontinued operations                                   .68
                                                              -------
           Total                                              $  4.04
                                                              =======

C. Income from continuing operations for purposes of computing both basic earnings per share and diluted earnings per share was $26.0 million and $36.3 million for the three months ended June 30, 1998 and 1997, respectively, and $41.9 million and $94.8 million for the six months ended June 30, 1998 and 1997, respectively. A reconciliation of the average shares outstanding used to compute basic earnings per share to the shares used to compute diluted earnings per share for the indicated periods is presented below:


                                                 Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
    (Millions of shares)                         1998          1997      1998         1997
                                                 ------------------      -----------------

    Averages shares outstanding - basic          47.7          47.8      47.7         48.0
    Dilutive effect of stock options               .2            .2        .2           .2
                                                 ----          ----      ----          ---
    Average shares outstanding assuming dilution 47.9          48.0      47.9         48.2
                                                 ====          ====      ====         ====

D. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                      Six Months Ended
                                                          June 30,
    (Millions of dollars)                            1998          1997
                                                     ------------------

    Income taxes                                    $14.1         $13.8
    Interest                                         27.9          28.2

E. During the second quarter of 1998 and 1997, comprehensive income was $78 million and $36.1 million, respectively. For the six months ended June 30, 1998 and 1997, comprehensive income was $101.9 million and $104.6 million, respectively. Adoption of this standard had no effect on the company's results of operations or financial position as reported elsewhere in the consolidated financial statements.

    The company held U.S. government obligations considered to be available for sale at June 30, 1998, and December 31, 1997. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The fair value of these financial instruments totaled $27.9 million at June 30, 1998, which approximated cost. At December 31, 1997, the fair value of the financial instruments totaled $27.5 million, which approximated cost. The company held no securities classified as held to maturity or trading during the respective periods.

    During 1997, the company sold equity securities considered to be available for sale. Proceeds from the sale during the 1997 second quarter totaled $7.7 million, resulting in a realized gain of $6.6 million before income taxes. Proceeds from the sale for the first six months of 1997 totaled $12.4 million, resulting in a realized gain of $10.7 million before income taxes. The average cost of the securities was used in computing the realized gain. During the second quarter of 1997, the company donated 50,000 shares of its available-for-sale securities to the Kerr-McGee Foundation Corporation, a tax-exempt entity whose purpose is to contribute to not-for-profit organizations. The fair value of these donated shares totaled $3.2 million, which includes appreciation of $2.8 million before income taxes.

F. Investments in equity affiliates totaled $282 million at June 30, 1998, and $272.9 million at December 31, 1997. Equity income related to the investments is included in Other Income in the Consolidated Statement of Income and totaled $5.5 million and $6.5 million for the three months ended June 30, 1998 and 1997, respectively, and $12 million and $16 million for the six months ended June 30, 1997.

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

    Closed Facility - In 1994, Chemical, the City of West Chicago (the City), and the State reached agreement on the initial phase of the decommissioning plan for the closed West Chicago facility, and Chemical began shipping material from the site to a licensed permanent disposal facility.

    In February 1997, Chemical executed an agreement with the City as to the terms and conditions for completing the final phase of decommissioning work. The State indicated approval of this agreement and has issued license amendments authorizing much of the work. Chemical expects the majority of the work to be completed within six years.

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

    Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the United States Department of Energy is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1996 to increase the amount authorized to $65 million plus inflation adjustments. Through July 31, 1998, Chemical has been reimbursed approximately $54 million under Title X.

    OTHER MATTERS

    The plants and facilities of the company and its subsidiaries are subject to various environmental laws and regulations. The company or its subsidiaries have been notified that they may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites and former plant sites. As of June 30, 1998, the company's estimate for the cost to investigate and/or remediate all presently identified sites of former or current operations, based on currently known facts and circumstances, totaled $249 million, which includes $149 million for the former West Chicago facility and $13 million for the residential area and Reed-Keppler Park. Reserves have been established based on this estimate. Expenditures are reduced by the amounts recovered under government programs. Expenditures from inception through June 30, 1998, totaled $470 million for currently known sites.

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


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 1998 Results with 1997 Results

CONSOLIDATED OPERATIONS

Income from continuing operations for the 1998 second quarter totaled $26 million, compared with $36.3 million for the same 1997 period. For the first six months of 1998, income from continuing operations was $41.9 million, down from $94.8 million for the 1997 period.

Second-quarter 1998 net income totaled $77.5 million, compared with $41.6 million for the same 1997 period. For the first six months of 1998, net income totaled $101.4 million, compared with $111.8 million for the same 1997 period.

Operating profit decreased for both the second quarter and six months ended June 30, 1998, compared with the same 1997 periods. Higher chemical operating profit in both 1998 periods, compared with the same 1997 periods, was more than offset by lower operating profit from exploration and production. The decline for both periods was due primarily to lower crude oil sales prices, higher depreciation and depletion expense and higher exploration expense, partially offset by higher crude oil sales volumes, higher titanium dioxide pigment sales prices and income from the newly acquired European pigment operations. Also benefiting the second quarter were higher natural gas sales volumes and prices. Contributing to the decline in the first six months were lower natural gas sales prices and higher pigment production costs.

Other expense for second-quarter 1998 was $20.1 million, compared with $.6 million for the 1997 quarter. The increase was due primarily to higher loss on sale of assets, 1997 gains on sales of equity securities and higher litigation costs, partially offset by lower net interest expense and 1998 foreign currency transaction gains compared with 1997 losses. Other expense for the first six months of 1998 was $30.1, compared with other income of $1.2 million for the 1997 period due primarily to higher loss on sale of assets, 1997 gain on sale of equity securities and lower equity income, partially offset by lower net interest expense. Net interest expense for both 1998 periods declined primarily due to higher interest income resulting from an income tax settlement.

The provision (benefit) for income taxes for both the second quarter and six months ended June 30, 1998, included a tax benefit of $11.1 million resulting from an income tax settlement. Excluding this special item in both periods, the provision for income taxes was $8.6 million and $16.6 million for the second quarter and first six months of 1998, respectively, compared with $17.3 million and $43.8 million for the respective 1997 period. The decrease for both 1998 periods was due to lower pretax income, partially offset by higher effective tax rates.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the second quarter and first six months of 1998, compared with the same periods last year.

                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
(Millions of dollars)                    1998           1997          1998          1997
                                        --------------------        --------------------

Sales
    Exploration and production          $128.7        $146.5        $241.3         $346.8
    Chemicals                            265.8         189.0         444.0          372.4
                                        ------        ------        ------         ------
                                         394.5         335.5         685.3          719.2
    All other                              .1              -            .2             .1
                                        -----         ------        ------         ------
        Total Sales                     $394.6        $335.5        $685.5         $719.3
                                        ======        ======        ======         ======

Operating Profit
    Exploration and production          $  8.8        $ 32.5        $ 20.8         $100.5
    Chemicals                             34.8          21.7          56.7           36.9
                                        ------        ------        ------         ------
        Total Operating Profit            43.6          54.2          77.5          137.4

Other Income (Expense)                   (20.1)          (.6)        (30.1)           1.2
                                        ------        ------        ------         ------

Income from Continuing Operations
    before Income Taxes                   23.5          53.6          47.4          138.6

Provision (Benefit) for Income Taxes      (2.5)         17.3           5.5           43.8
                                        ------        ------        ------         ------
Income from Continuing Operations         26.0          36.3          41.9           94.8

Discontinued Operations, Net of
        Income Taxes                      51.5           5.3          59.5           17.0
                                        ------        ------        ------         ------

Net Income                              $ 77.5        $ 41.6        $101.4         $111.8
                                        ======        ======        ======         ======

Exploration and Production -

Operating profit for the second quarter of 1998 was $8.8 million, compared with $32.5 million for the same 1997 period. Operating profit for the first six months of 1998 and 1997 was $20.8 million and $100.5 million, respectively. The decrease in operating profit for both periods was due primarily to lower crude oil sales prices, higher depreciation and depletion expense and higher exploration expense, partially offset by higher crude oil sales volumes. The higher volumes in the second-quarter 1998 were mainly attributable to the acquisition of Gulf Canada Resources Limited's North Sea assets. Offsetting the second-quarter decline in operating profit were higher natural gas sales volumes and prices. The lower operating profit for the six month period also reflects lower natural gas sales prices.

Revenues were $128.7 million and $146.5 million for the three months ended June 30, 1998 and 1997, respectively, and $241.3 million and $346.8 million for the first six months of 1998 and 1997, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the second quarter and first six months of 1998 and 1997.



                                   Three Months Ended                   Six Months Ended
                                        June 30,        Increase            June 30,        Increase
                                    1998       1997    (Decrease)       1998       1997    (Decrease)
                                  -------------------------------      ------------------------------

Crude oil sales
 (thousands of bbls/day)
   United States                    23.5       25.1         (6)         23.3       25.2         (8)
   North Sea                        38.6       22.6         71          29.8       24.3         23
   China                             7.6       10.2        (25)          8.3        8.5         (2)
   Other                             3.0          -         NM           2.5          -         NM
                                    ----       ----                     ----       ----
     Total proprietary sales        72.7       57.9         26          63.9       58.0         10
   Proportionate interest in
     equity affiliate's sales        7.1        7.4         (4)          7.2        7.4         (3)
                                    ----       ----                     ----       ----
       Total                        79.8       65.3         22          71.1       65.4          9
                                    ====       ====                     ====       ====

Average crude oil sales price
 (per barrel)
   United States                  $11.78     $17.48        (33)       $12.70     $19.19        (34)
   North Sea                       12.55      17.19        (27)        12.96      19.49        (34)
   China                           12.43      16.52        (25)        12.62      18.16        (31)
   Other                           12.68          -         NM         13.03          -         NM
     Average                      $12.29     $17.21        (29)       $12.83     $19.16        (33)

Natural gas sold
 (MMCF/day)
   United States                     180        163         10           167        173         (3)
   North Sea                          34         28         21            34         31         10
                                    ----       ----                     ----       ----
     Total proprietary sales         214        191         12           201        204         (1)
   Proportionate interest in
     equity affiliate's sales         63         59          7            63         59          7
                                    ----       ----                     ----       ----

       Total                         277        250         11           264        263          -
                                    ====       ====                     ====       ====

Average natural gas sales price
 (per MCF)
   United States                   $2.24      $2.11          6         $2.24      $2.47         (9)
   North Sea                        2.35       2.26          4          2.64       2.65          -
     Average                       $2.25      $2.13          6         $2.31      $2.49         (7)


Chemicals -

Second-quarter 1998 operating profit was $34.8 million on revenues of $265.8 million, compared with operating profit of $21.7 million on revenues of $189 million for the same 1997 quarter. For the first six months of 1998 and 1997, operating profit was $56.7 million and $36.9 million, respectively, on revenues of $444 million and $372.4 million, respectively. Revenues for both 1998 periods increased due to higher sales volumes resulting from the newly acquired European titanium dioxide pigment operations and higher pigment sales prices. Operating profit for both 1998 periods increased primarily due to higher revenues, partially offset by higher pigment production costs.

Financial Condition

At June 30, 1998, the company's net working capital position was $162.1 million, compared with $165.5 million at December 31, 1997. The current ratio was 1.3 to 1 at June 30, 1998, which is unchanged from both December 31, 1997, and June 30, 1997. The company's percentage of total debt to total capitalization was 37% at June 30, 1998, compared with 29% at December 31, 1997, and 26% at June 30, 1997.

The company had unused lines of credit and revolving credit facilities of $738 million at June 30, 1998. Of this amount, $380 million and $240 million can be used to support commercial paper borrowings of Kerr-McGee Credit Corporation LLC and Kerr-McGee Oil (U.K.)
PLC, respectively.

On May 15, 1998, Kerr-McGee Resources (U.K.), Kerr-McGee Andrew and Kerr-McGee Dorset, all wholly owned limited liability companies in the United Kingdom, entered into a revolving credit agreement with various banks to provide borrowings up to $76 million at varying rates through May 15, 2003. The company and Kerr-McGee (G.B.) Limited are the guarantors of the agreement. A total of $76 million was outstanding at June 30, 1998.

Cash capital expenditures for the first six months of 1998, excluding acquisitions, totaled $222.3 million, compared with $156.9 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico, North Sea and offshore China, were 81% of the 1998 total. Chemical expenditures were 14% of the 1998 amount. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective short-term and/or long-term borrowings.

On July 14, 1998, the company's Board of Directors authorized management to purchase from time to time company stock of up to $300 million, or approximately 11% of the outstanding shares at the then current market price.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits -

          4.6 The company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the $76 million Credit Agreement dated May 15, 1998, between Kerr-McGee Resources (U.K.) Limited, Kerr-McGee Andrew Limited, Kerr-McGee Dorset Limited and various banks providing for revolving credit through May 15, 2003.

         27.0  Financial Data Schedule

     (b) Reports on Form 8-K

         On June 8, 1998, the company filed a report on Form 8-K announcing that it has reached agreements to sell its coal operations for $600 million in cash.

                                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    KERR-McGEE CORPORATION


Date August 7, 1998                         By:   (Deborah A. Kitchens)
     --------------                               ---------------------
                                                   Deborah A. Kitchens
                                                   Vice President and Controller
                                                    and Chief Accounting Officer