Form 10-Q
period 1998-09-30
KERR MCGEE CORP
filed 1998-11-06
CIK 55458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

                                    Yes X No

Number of shares of common stock, $1.00 par value, outstanding as of October 31, 1998: 47,165,448

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
(Millions of dollars, except per-share amounts)               1998              1997         1998              1997
                                                           -------------------------      -------------------------

Sales                                                      $ 359.5            $323.9       $1,045.0       $1,043.2
                                                           -------------------------------------------------------
Costs and Expenses
    Costs and operating expenses                             214.7             173.9          598.4          560.7
    Selling, general and administrative expenses              35.1              49.7          101.6          107.6
    Depreciation and depletion                                71.5              55.8          206.1          179.3
    Exploration, including dry holes and
        amortization of undeveloped leases                    17.3              16.2           56.5           41.7
    Taxes, other than income taxes                             4.6               4.5           14.9           16.0
    Interest and debt expense                                 13.7              10.7           43.4           33.5
                                                           -------           -------      ---------      ---------
           Total Costs and Expenses                          356.9             310.8        1,020.9          938.8
                                                           -------           -------      ---------      ---------

                                                               2.6              13.1           24.1          104.4
Other Income (Expense)                                       (27.8)             31.6           (1.9)          78.9
                                                           -------           -------      ---------      ---------

Income (Loss) from Continuing Operations
    before Income Taxes                                      (25.2)             44.7           22.2          183.3
Provision (Benefit) for Income Taxes                          (2.4)             13.4            3.1           57.2
                                                           -------           -------      ---------      ---------

Income (Loss) from Continuing Operations                     (22.8)             31.3           19.1          126.1

Income from Discontinued Operations (net of
 provision for income taxes of $121.7 and $2.4
 for the third quarter of 1998 and 1997,
 respectively, and $155.7 and $6.6 for the first
 nine months of 1998 and 1997, respectively)                 217.9               5.5          277.4           22.5
                                                           -------           -------      ---------      ---------

Net Income                                                  $195.1           $  36.8      $   296.5      $   148.6
                                                            ======           =======      =========      =========

Net Income (Loss) per Common Share
    Basic
        Continuing operations                              $  (.48)          $   .66      $     .40      $     2.64
        Discontinued operations                               4.58               .12           5.83             .47
                                                           -------           -------      ---------      ----------
           Total                                           $  4.10           $   .78      $    6.23      $     3.11
                                                           =======           =======      =========      ==========

    Diluted
        Continuing operations                              $  (.48)          $   .65      $     .40      $     2.62
        Discontinued operations                               4.57               .12           5.81             .47
                                                           -------           -------      ---------      ----------
           Total                                           $  4.09           $   .77      $    6.21      $     3.09
                                                           =======           =======      =========      ==========

The accompanying notes are an integral part of this statement.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                 September 30,      December 31,
(Millions of dollars)                                                     1998              1997
                                                               ---------------------------------

ASSETS
Current Assets
    Cash                                                             $   251.2         $   182.6
    Notes and accounts receivable                                        275.6             274.3
    Inventories                                                          234.7             172.2
    Deposits and prepaid expenses                                         37.1              59.4
                                                                     ---------         ---------
        Total Current Assets                                             798.6             688.5
                                                                     ---------         ---------

Property, Plant and Equipment                                          4,884.3           4,602.1
    Less reserves for depreciation,
        depletion and amortization                                     2,325.7           2,603.7
                                                                     ---------         ---------
                                                                       2,558.6           1,998.4
                                                                     ---------         ---------

Investments and Other Assets                                             374.2             409.2
                                                                     ---------         ---------

                                                                      $3,731.4          $3,096.1
                                                                      ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                 $   241.2         $   247.1
    Short-term borrowings                                                    -              25.0
    Other current liabilities                                            314.5             250.9
                                                                     ---------         ---------
        Total Current Liabilities                                        555.7             523.0
                                                                     ---------         ---------

Long-Term Debt                                                           892.6             552.0
                                                                     ---------         ---------

Deferred Credits and Reserves                                            626.4             581.1
                                                                     ---------         ---------

Stockholders' Equity
    Common stock, par value $1 - 150,000,000
        shares authorized, 54,177,938 shares issued at
        9-30-98 and 54,120,747 shares issued at 12-31-97                  54.2              54.1
    Capital in excess of par value                                       348.5             345.8
    Preferred stock purchase rights                                         .5                .5
    Retained earnings                                                  1,687.8           1,455.7
    Accumulated other comprehensive income                                 1.3                .1
    Common shares in treasury, at cost - 7,012,590
        shares at 9-30-98 and 6,434,465 at 12-31-97                     (387.9)           (362.4)
    Deferred compensation                                                (47.7)            (53.8)
                                                                     ---------         ---------
        Total Stockholders' Equity                                     1,656.7           1,440.0
                                                                     ---------         ---------

                                                                      $3,731.4          $3,096.1
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


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Nine Months Ended
                                                                                    September 30,
(Millions of dollar)                                                             1998             1997
                                                                              ------------------------

Operating Activities
Net income                                                                     $296.5           $148.6
Adjustments to reconcile to net cash
    provided by operating activities -
        Depreciation, depletion and amortization                                229.8            202.4
        Deferred income taxes                                                    12.0             22.6
        Gain on sale of discontinued coal operations                           (257.3)               -
        Loss (gain) on sale and retirement of assets                             15.8             (3.8)
        Realized gain on sale of available-for-sale securities                     -             (18.4)
        Noncash items affecting net income                                        3.0             20.1
        Other net cash provided by operating activities                        (186.5)            55.7
                                                                               ------           ------
           Net Cash Provided by Operating Activities                            113.3            427.2
                                                                              -------          -------
Investing Activities
Capital expenditures                                                           (412.7)          (253.1)
Acquisitions                                                                   (515.9)               -
Proceeds from sale of discontinued coal operations                              598.8                -
Proceeds from sale of assets                                                     47.3             27.4
Other investing activities                                                        6.2             19.0
                                                                              -------           ------
           Net Cash Used in Investing Activities                               (276.3)          (206.7)
                                                                              ------            ------
Financing Activities
Issuance of long-term debt                                                      393.1                -
Repayment of long-term debt                                                     (49.3)          (137.2)
Decrease in short-term borrowings                                               (25.0)           (16.4)
Purchase of treasury stock                                                      (25.6)           (59.5)
Dividends paid                                                                  (64.4)           (63.0)
Other financing activities                                                        2.8             10.6
                                                                              -------           ------
           Net Cash Used in Financing Activities                                231.6           (265.5)
                                                                              -------           ------

Net Increase in Cash and Cash Equivalents                                        68.6            (45.0)

Cash and Cash Equivalents at Beginning of Period                                182.6            120.9
                                                                              -------           ------

Cash and Cash Equivalents at End of Period                                     $251.2           $ 75.9
                                                                               ======           ======


The accompanying notes are an integral part of this statement.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



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

B. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, and earlier adoption is permitted. The effect of adopting SOP 98-5 is not expected to have a material impact on the company's results of operations.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The SFAS establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and early adoption is permitted. The effect of adopting SFAS No. 133 has not been determined, but is not expected to have a material impact on the company's results of operations.

C. Income (loss) from continuing operations for purposes of computing both basic earnings per share and diluted earnings per share was $(22.8) million and $31.3 million for the three months ended September 30, 1998 and 1997, respectively, and $19.1 million and $126.1 million for the nine months ended September 30, 1998 and 1997, respectively. A reconciliation of the average shares outstanding used to compute basic earnings per share to the shares used to compute diluted earnings per share is presented below:

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
     (Millions of shares)                                   1998              1997        1998            1997
                                                            ----------------------        --------------------

     Averages shares outstanding - basic                    47.4              47.6        47.6            47.8
     Dilutive effect of stock options                          -                .2          .1              .2
                                                            ----             -----       -----            ----
     Average shares outstanding assuming dilution           47.4              47.8        47.7            48.0
                                                            ====              ====        ====            ====



D. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                     Nine Months Ended
                                                       September 30,
     (Millions of dollars)                         1998             1997
                                                   ---------------------
     Income taxes                                $121.5            $14.8
     Interest                                      36.4             36.9


E. The company committed to formal plans for the sale of its coal operations in the second quarter of 1998; therefore, coal operations are reported as a discontinued operation. During the third quarter of 1998, the company sold Kerr-McGee Coal Corporation that held the Jacobs Ranch surface mine operation in Wyoming to Kennecott Energy and Coal Company for $400 million cash. During the second quarter of 1998, the company sold its Galatia Mine in the Illinois Basin to the American Coal Company for $200 million in cash. For the nine months ended September 30, 1998, the two negotiated sales resulted in a gain of $257.3 million ($5.39 per diluted common share), net of provision for income taxes of $149.1 million. The 1998 third-quarter gain totaled $215.6 million ($4.54 per share), net of provision for income taxes of $121.3 million. The net proceeds received by the company will be used to reduce outstanding debt and for general corporate purposes.

     Revenues applicable to the discontinued operation totaled $13.9 million and $78.3 million for the three months ended September 30, 1998 and 1997, respectively, and $174 million and $238.7 million for the nine months ended September 30, 1998 and 1997, respectively.

F. During the third quarter of 1998 and 1997, comprehensive income was $197.9 million and $32.5 million, respectively. For the nine months ended September 30, 1998 and 1997, comprehensive income was $299.8 million and $137.1 million, respectively.

     The company held U.S. government obligations considered to be available for sale at September 30, 1998, and December 31, 1997. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices and approximated cost at both September 30, 1998, and December 31, 1997. The company held no securities classified as held to maturity or trading during the respective periods.

     During 1997, the company sold equity securities considered to be available for sale. Proceeds from the sale during the 1997 third quarter totaled $8.7 million, resulting in a realized gain of $7.7 million before income taxes. Proceeds from the sale for the first nine months of 1997 totaled $21.1 million, resulting in a realized gain of $18.4 million before income taxes. The average cost of the securities was used in computing the realized gain. During the first nine months of 1997, the company donated 50,000 shares of its available-for-sale securities to the Kerr-McGee Foundation Corporation, a tax-exempt entity whose purpose is to contribute to not-for-profit organizations. The fair value of these donated shares totaled $3.2 million, which includes appreciation of $2.8 million before income taxes.

G. Investments in equity affiliates totaled $254.4 million at September 30, 1998, and $272.9 million at December 31, 1997. An equity loss related to the investments is included in Other Income in the Consolidated Statement of Income and totaled $24.6 million for the three months ended September 30, 1998, compared with income of $6.7 million for the same 1997 period. For the first nine months of 1998, equity loss totaled $12.6 million, compared with income of $22.8 million for the same 1997 period. The loss in both 1998 periods includes an after-tax charge of $27.1 million resulting from the company's interest in a noncash charge taken by an equity affiliate.

H. On October 14, 1998, the company and Oryx Energy Company (Oryx) entered into an Agreement and Plan of Merger under which Oryx will be merged with and into the company. Each share of Oryx common stock will be converted into 0.369 shares of the company's common stock. The merger is intended to be accounted for as a pooling of interest and to be tax-free to the holders of Oryx common stock. The merger is subject to shareholder approvals, expiration of the Hart-Scott-Rodino waiting period and other customary closing conditions and regulatory approvals.

I.   CONTINGENCIES

     WEST CHICAGO -

     In 1973, a wholly owned subsidiary, Kerr-McGee Chemical Corporation, closed the facility located in West Chicago, Illinois, that processed thorium ores. Kerr-McGee Chemical Corporation now operates as Kerr-McGee Chemical LLC (Chemical). Operations resulted in some low-level radioactive contamination at the site and, in 1979, Chemical filed a plan with the Nuclear Regulatory Commission (NRC) to decommission the facility. The NRC transferred jurisdiction of this site to the State of Illinois (the State) in 1990. The following discusses the current status of various matters associated with the West Chicago site.

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

     Offsite Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and has designated Chemical as a potentially responsible party in these four areas. The EPA issued unilateral administrative orders for two of these areas (referred to as the residential areas and Reed-Keppler Park), which require Chemical to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. Without waiving any of its rights or defenses, Chemical has begun the cleanup of these two sites.

     Judicial Proceedings - In December 1996, a lawsuit was filed against the company and Chemical in Illinois state court on behalf of a purported class of present and former West Chicago residents. The lawsuit seeks damages for alleged diminution in property values and the establishment of a medical monitoring fund to benefit those allegedly exposed to thorium wastes originating from the former facility. The case was removed to federal court and is being vigorously defended.

     Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the United States Department of Energy is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1996 to increase the amount authorized to $65 million plus inflation adjustments. Through October 31, 1998, Chemical has been reimbursed approximately $54 million under Title X.

     OTHER MATTERS

     The plants and facilities of the company and its subsidiaries are subject to various environmental laws and regulations. The company or its subsidiaries have been notified that they may be responsible in varying degrees for a portion of the costs to clean up certain waste disposal sites and former plant sites. As of September 30, 1998, the company's estimate for the cost to investigate and/or remediate all presently identified sites of former or current operations, based on currently known facts and circumstances, totaled $217 million, which includes $136 million for the former West Chicago facility and $9 million for the residential areas and Reed-Keppler Park. Reserves have been established based on this estimate. Expenditures are reduced by the amounts recovered under government programs. Expenditures from inception through September 30, 1998, totaled $501 million for currently known sites.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 1998 Results with 1997 Results

CONSOLIDATED OPERATIONS

Third-quarter 1998 net income totaled $195.1 million, compared with $36.8 million for the same 1997 period. Loss from continuing operations for the 1998 third quarter totaled $22.8 million, compared with 1997 third-quarter income of $31.3 million. Excluding special items, income from continuing operations for the 1998 third quarter totaled $2 million, compared with $34.5 million in the third quarter of 1997. Net income for the first nine months of 1998 totaled $296.5 million, compared with $148.6 million in the same 1997 period. For the first nine months of 1998, income from continuing operations totaled $19.1 million, compared with $126.1 million a year earlier. Excluding special items, income from continuing operations was $32.2 million, compared with $116.5 million in 1997.

Operating profit declined 45% and 44% in the third quarter and nine months ended September 30, 1998, respectively, compared with the same 1997 periods. Higher chemical operating profit in both 1998 periods, compared with the same 1997 periods, was more than offset by lower operating profit from exploration and production. The decline for both periods was due primarily to lower crude oil and natural gas sales prices, higher depreciation and depletion expense, higher exploration expense and higher titanium dioxide pigment production costs, partially offset by higher crude oil and natural gas sales volumes, lower operating expenses, higher pigment sales prices and income from the European pigment operations acquired in the first quarter of 1998.

The income tax benefit was $2.4 million for the 1998 third quarter, compared with a provision of $13.4 million for the 1997 period. The benefit for the 1998 third quarter included a special tax item of $6.5 million relating to the enactment of a lower tax rate in the United Kingdom. Excluding the effect of the rate change and the tax benefit on the special items, the third-quarter 1998 provision for income taxes was $6.3 million, compared with $15.9 million for the 1997 period. The decrease was due to lower pretax income, partially offset by higher effective tax rate. The provision for income taxes for the nine months ended September 30, 1998, included tax benefits of $11.1 million and $6.5 million resulting from an income tax settlement and the United Kingdom tax rate change, respectively. Excluding these special tax benefits and the tax benefits on the special items, the provision for income taxes was $22.6 million for the first nine months of 1998, compared with $52.1 million for the 1997 period. The decrease was due to lower pretax income, partially offset by higher effective tax rate.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the third quarter and first nine months of 1998, compared with the same periods last year.


                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
(Millions of dollars)                              1998             1997              1998              1997
                                                 ------------------------         --------------------------

Sales
     Exploration and production                  $109.2            $131.6         $  350.5          $  478.4
     Chemicals                                    250.3             192.2            694.3             564.6
                                                 ------            ------         --------          --------
                                                  359.5             323.8          1,044.8           1,043.0
     All other                                        -                .1               .2                .2
                                                 ------            ------         ---------         --------
         Total Sales                             $359.5            $323.9         $1,045.0          $1,043.2
                                                 ======            ======         ========          ========

Operating Profit
     Exploration and production                  $  2.1            $ 31.4         $   22.9          $  131.9
     Chemicals                                     29.1              24.9             85.8              61.8
                                                 ------            ------         --------          --------
         Total Operating Profit                    31.2              56.3            108.7             193.7

Other Expense                                     (56.4)            (11.6)           (86.5)            (10.4)
                                                 ------            ------         --------          --------

Income (Loss) from Continuing Operations
     before Income Taxes                          (25.2)             44.7             22.2             183.3

Provision (Benefit) for Income Taxes               (2.4)             13.4              3.1              57.2
                                                 ------            ------         --------          --------
Income (Loss) from Continuing Operations          (22.8)             31.3             19.1             126.1

Discontinued Operations, Net of
     Income Taxes                                 217.9               5.5            277.4              22.5
                                                 ------            ------         --------          --------

Net Income                                       $195.1            $ 36.8         $  296.5          $  148.6
                                                 ======            ======         ========          ========


Exploration and Production -

Operating profit for the third quarter of 1998 was $2.1 million, compared with $31.4 million for the same 1997 period. Operating profit for the first nine months of 1998 and 1997 was $22.9 million and $131.9 million, respectively. The decrease in operating profit for both periods was due primarily to lower crude oil and natural gas sales prices, higher depreciation and depletion expense and higher exploration expense, partially offset by higher crude oil and natural gas sales volumes and lower operating expense. The higher volumes in the 1998 third quarter and first nine months of 1998 were due primarily to the second-quarter 1998 acquisition of Gulf Canada Resources Limited's North Sea assets and higher production from Indonesia, partially offset by production interruptions associated with Gulf of Mexico storms.

Revenues were $109.2 million and $131.6 million for the three months ended September 30, 1998 and 1997, respectively, and $350.5 million and $478.4 million for the first nine months of 1998 and 1997, respectively. The following table shows the company's average crude oil and natural gas sales volumes and prices for both the third quarter and first nine months of 1998 and 1997.


                                            Three Months Ended                           Nine Months Ended
                                               September 30,         Increase              September 30,         Increase
                                             1998         1997      (Decrease)           1998         1997      (Decrease)
                                         -------------------------------------        ------------------------------------

Crude oil sales
     (thousands of bbls/day)
         United States                       20.0         23.4          (15)             22.2         24.6          (10)
         North Sea                           34.9         23.3           50              31.5         23.9           32
         China                                8.5          8.8           (3)              8.4          8.6           (2)
         Other                                3.2           .3           NM               2.7           .1           NM
                                           ------       ------                         ------       ------
              Total proprietary sales        66.6         55.8           19              64.8         57.2           13
         Proportionate interest in
              equity affiliate's sales        6.8          7.2           (6)              7.0          7.3           (4)
                                           ------       ------                         ------       ------
                  Total                      73.4         63.0           17              71.8         64.5           11
                                           ======       ======                         ======       ======

Average crude oil sales price
     (per barrel)
         United States                     $11.23       $17.77          (37)           $12.25       $18.73          (35)
         North Sea                          11.44        17.63          (35)            12.40        18.88          (34)
         China                              10.65        17.21          (38)            11.95        17.83          (33)
         Other                              12.33        17.86          (31)            12.76        17.86          (29)
              Average                       11.32        17.63          (36)            12.30        18.66          (34)

Natural gas sold
     (MMCF/day)
         United States                        163          138           18               166          161            3
         North Sea                             34           28           21                34           30           13
                                           ------       ------                         ------       ------
              Total proprietary sales         197          166           19               200          191            5
         Proportionate interest in
              equity affiliate's sales         61           60            2                62           59            5
                                           ------       ------                         ------       ------
                  Total                       258          226           14               262          250            5
                                           ======       ======                         ======       ======

Average natural gas sales price
     (per MCF)
         United States                      $2.02        $2.42          (17)            $2.16        $2.45          (12)
         North Sea                           2.20         2.25           (2)             2.49         2.52           (1)
              Average                       $2.05        $2.39          (14)            $2.22        $2.47          (10)


Chemicals -

Third-quarter 1998 operating profit was $29.1 million on revenues of $250.3 million, compared with 1997 operating profit of $24.9 million on revenues of $192.2 million. For the first nine months of 1998 and 1997, operating profit was $85.8 million and $61.8 million, respectively, on revenues of $694.3 million and $564.6 million, respectively. Revenues for both periods increased due to higher pigment sales prices and volumes resulting from the first-quarter 1998 acquisition of the European pigment operations. Operating profit for both 1998 periods increased primarily due to higher revenues, partially offset by higher production costs for pigments and lower results from electrolytic products.

Other Expenses -

Other expense for the third quarter and the first nine months of 1998 and 1997, were as follows:

                                                              Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                              1998            1997           1998           1997
                                                            ----------------------        ----------------------

Other expense excluding special items                        $26.3          $  7.4          $57.3          $27.5
Special items -
     Equity affiliate's noncash charge                        27.1              -            27.1              -
     Loss on sale of assets                                      -              -            18.6              -
     Restructuring                                             3.0              -             3.0              -
     Net environmental provision                                 -            19.5             .4           19.5
     Gains on sales of equity securities                         -            (7.7)             -          (18.4)
     Settlements with insurance carriers                         -              -            (9.8)         (12.2)
     Interest income on income tax settlements                   -              -           (12.6)             -
     Deferred gain on sale of soda products facility             -           (10.0)             -          (10.0)
     Other                                                       -             2.4            2.5            4.0
                                                             -----          ------         ------         ------
Other expense                                                $56.4           $11.6          $86.5          $10.4
                                                             =====           =====          =====          =====

Excluding special items, other expense for the third quarter 1998 was $26.3 million, up from $7.4 million in 1997, due primarily to lower equity income of $4.3 million and 1998 foreign currency transaction losses of $8.4 million, compared with 1997 gains of $3.5 million. All other expense, excluding special items, for the first nine months of 1998 was $57.3 million, up from $27.5 million, due primarily to 1998 foreign currency transaction losses of $8.7 million, compared with 1997 gains of $3.8 million, lower equity income of $8.3 million and higher net interest expense of $6.9 million.

Financial Condition

At September 30, 1998, the company's net working capital position was $242.9 million, compared with $165.5 million at December 31, 1997. The current ratio was 1.4 to 1 at September 30, 1998, compared with 1.3 to 1 at both December 31, 1997, and September 30, 1997. The company's percentage of total debt to total capitalization was 35% at September 30, 1998, compared with 29% at December 31, 1997, and 27% at September 30, 1997. Debt less cash to total capitalization was 28% at September 30, 1998, compared with 22% at December 31, 1997 and 24% at September 30, 1997.

On August 24, 1998, Kerr-McGee Pigment N.V., a wholly owned subsidiary, entered into an overdraft credit agreement with KBC Bank N.V. to provide up to 500 million Belgian francs or equivalent foreign currency at varying rates. The credit facility may also be used for short-term straight loans. The agreement provides the credit until further notice and the company is the guarantor of the agreement. A total of $5.4 million U.S. equivalent had been borrowed under this agreement as of September 30, 1998.

The company had unused lines of credit and revolving credit facilities of $657 million at September 30, 1998. Of this amount, $380 million and $140 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and Kerr-McGee Oil (U.K.) PLC, respectively.

Cash capital expenditures for the first nine months of 1998, excluding acquisitions, totaled $412.7 million, compared with $253.1 million for the same period last year. Exploration and production expenditures, principally in the North Sea, Gulf of Mexico and offshore China, were 80% of the 1998 total. Chemical expenditures were 16% of the 1998 amount. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective short-term and/or long-term borrowings.

On July 14, 1998, the company's Board of Directors authorized management to purchase from time to time company stock of up to $300 million, or approximately 11% of the outstanding shares at the then current market price. During the third quarter 1998, the company purchased approximately 580,000 shares of its stock at a cost of $25.6 million. The stock repurchase program was suspended when the company began merger discussions with Oryx Energy Company. Year 2000 Program

In 1996, the company established a formal Year 2000 Program (Program) to assess and correct Year 2000 problems in both information technology and non-information technology systems. The Program is organized into two major areas: business systems and facilities integrity. Business systems include replacement and upgrade of computer hardware and software, including major business applications, such as purchasing, inventory, engineering, financial, human resources, etc. Facilities integrity encompasses telecommunications, plant process controls, instrumentation and embedded chip systems as well as an assessment of third-party Year 2000 readiness.

The company's Program generally covers the following phases:

         (1) Identification and evaluation of systems that need to be modified or replaced.

         (2) Remediation work to modify existing systems or install new systems.

         (3) Testing and validation of systems and applications.

As of September 30, 1998, the company had completed approximately 95% of the planned work on the business systems, with all phases scheduled to be completed by year-end 1998. Most of these projects are system replacements to improve business functionality and have not been undertaken as the sole result of Year 2000 issues.

As of September 30, 1998, the company had completed approximately 60% of the work on facilities integrity. Domestic sites are expected to be completed in the first quarter 1999, and foreign sites are expected to be completed in the third quarter 1999.

An integral part of the Program is communication with third parties to assess the extent and status of their Year 2000 efforts. Formal communications have been initiated with critical suppliers to determine whether their operations and/or the products and services provided to the company will be Year 2000 compliant. In addition, the company has contacted key customers requesting information regarding their own Year 2000 compliance efforts. The company continues to evaluate responses and make additional inquiries as needed.

As of September 30, 1998, inception to date program expenditures totaled $38 million, which includes $12 million spent in the first nine months of 1998. The total capital and operating costs to achieve Year 2000 readiness are estimated to be $45 million over the three-year period, which is not material to the company's consolidated financial position, results of operations or cash flows. Program expenditures are provided through internally generated funds and selective short-term and/or long-term borrowings.

The company is developing contingency plans in the unlikely event that portions of the Program are inadequate. Manual systems and other procedures are being considered to accommodate significant disruptions that could be caused by system failures. When possible, alternative providers are being identified should certain critical suppliers become unable to provide an acceptable level of service to the company. Contingency plans should be completed by the end of third quarter 1999.

The failure to correct a material Year 2000 problem could result in disruptions to some aspects of the company's normal business activities or operations. Such failures could have a material effect on the company's results of operations and cash flows in a particular quarter or annual period. Management believes that the Program is comprehensive and reduces Year 2000 risks associated with internal systems to a manageable level. Regardless of management's efforts to assess and verify readiness, there can be no assurance that all other entities affecting the company will be Year 2000 compliant. As reported herein, to address these concerns, contingency plans are being developed. However, failure by a third party to remediate Year 2000 issues in a timely manner could have a material effect on the company's results of operations and cash flows in a particular quarter or annual period. Failure of a critical operating or safety component, or failure by a key third party supplier or customer are believed to be the most reasonably likely worst case scenarios that could impact the company.

                           Forward-Looking Information

This report contains certain forward-looking statements, particularly as they relate to the company's Year 2000 readiness, which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Forward-Looking Information" contained in Part I of the company's Form 10-K for the year ended December 31, 1997.


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None

Item 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits -

           27.0   Financial Data Schedule

      (b)  Reports on Form 8-K

           Current  report on Form 8-K dated October 14, 1998 (filed October 19,
           1998), reporting under Item 5, Other Events, information related to the Agreement and Plan of Merger with Oryx Energy Company.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KERR-McGEE CORPORATION


Date  November 6, 1998                       By: (Deborah A. Kitchens)
      ----------------                       -----------------------------------
                                                  Deborah A. Kitchens
                                                   Vice President and Controller
                                                    and Chief Accounting Officer