Form 10-K
period 1998-12-31
KERR MCGEE CORP
filed 1999-03-30
CIK 55458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 1998

                          Commission file number 1-3939

                             KERR-MCGEE CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                               73-0311467
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

    Common Stock $1 Par Value                   New York Stock Exchange
    Preferred Share Purchase Right
    8-1/2% Sinking Fund Debentures,
      Due June 1, 2006                          New York Stock Exchange
    7-1/2% Convertible Subordinated
      Debentures Due May 15, 2014               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.             Yes    [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.7 billion as of March 15, 1999.

The number of shares of common stock outstanding as of March 15, 1999, was 83,614,002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the Kerr-McGee Corporation 1998 Annual Report to Stockholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. The definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, is incorporated by reference in Part III of this Form 10-K.


                             KERR-McGEE CORPORATION

                                     PART I

Items 1. and 2.  Business and Properties

                         GENERAL DEVELOPMENT OF BUSINESS

         Kerr-McGee Corporation, an energy and chemical company, had its beginning in 1929 with the formation of Anderson & Kerr Drilling Company. The company was incorporated in Delaware in 1932. With oil and gas exploration and production as its base, the company has expanded into titanium dioxide pigment manufacturing and marketing and minerals, mining and marketing. Kerr-McGee owns a large inventory of natural resources that includes oil and gas reserves and chemical and mineral deposits.

         For a discussion of recent business developments, reference is made to the "Kerr-McGee/Oryx" section of Management's Discussion and Analysis in the 1998 Annual Report to Stockholders, which discussion is incorporated by reference in Item 7, and the Exploration and Production discussion included in this Form 10-K.

                                INDUSTRY SEGMENTS

         For information as to business segments of the company, reference is made to Note 21 to the Consolidated Financial Statements in the 1998 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                           EXPLORATION AND PRODUCTION

         Kerr-McGee Corporation manages oil and gas operations worldwide. The company acquires leases and concessions and explores for, develops, produces and markets crude oil and natural gas through its subsidiaries, Kerr-McGee Oil & Gas Corporation, Kerr-McGee Oil (U.K.) PLC, Kerr-McGee Resources (U.K.) Limited, Kerr-McGee China Petroleum Ltd. and various other subsidiaries.

         The areas of Kerr-McGee's offshore oil and gas exploration and/or production activities are the Gulf of Mexico, North Sea, China, Thailand and Gabon. Onshore exploration and/or production operations are in Indonesia, the United Kingdom, Thailand and Yemen.

------------------

         Except as indicated under Items 1 through 3, 5 through 8 and 10 through 14, no other information appearing in either the company's 1998 Annual Report to Stockholders or its 1999 Proxy Statement is deemed to be filed as part of this annual report on Form 10-K.


         Kerr-McGee's average daily proprietary oil production during 1998 was 66,800 barrels, an increase of 17% from 1997. Kerr-McGee's average oil price was $11.88 per barrel in 1998, compared with $18.51 per barrel for 1997.

         During 1998, proprietary natural gas sales averaged 198 million cubic feet per day, up 8% from 1997 sales. The 1998 average natural gas price was $2.18 per thousand cubic feet compared with $2.56 per thousand cubic feet for 1997.

         Kerr-McGee  continued to add to its  worldwide  prospect  inventory in
1998.   Gross  acreage  at  year-end  1998  was  more  than 27 million acres, an increase of 47% compared with year-end 1997.

Results of Operations, Sales Prices, Production Costs, Capitalized Costs and Costs Incurred

         Reference is made to Notes 24, 25 and 28 to the Consolidated Financial Statements in the 1998 Annual Report to Stockholders, which notes are incorporated by reference in Item 8. These notes contain information on the results of operations from crude oil and natural gas activities, average sales prices per unit of crude oil and natural gas and production costs per barrel of oil equivalent (BOE) for each of the past three years; capitalized costs of crude oil and natural gas activities at December 31, 1998 and 1997; and costs incurred in crude oil and natural gas activities for each of the past three years.

Reserves

         Kerr-McGee's estimated proved crude oil, condensate and natural gas reserves at December 31, 1998, and the changes in net quantities of such reserves for the three years then ended are shown in Note 27 to the Consolidated Financial Statements of the 1998 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

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

Undeveloped Acreage

         As of December 31, 1998, the company had interests in undeveloped oil and gas leases in the Gulf of Mexico, the United Kingdom and Danish sectors of the North Sea and onshore and offshore in other international areas as follows:

                                              Gross               Net
Location                                     Acreage            Acreage

Gulf of Mexico                               810,739            464,564
                                           ---------          ---------

North Sea                                  1,624,754            750,002
                                           ---------         ----------

Other international -
     Yemen                                 9,880,007          4,624,432
     Thailand                              6,324,659          2,648,609
     Gabon                                 3,115,998            436,240
     China                                 2,998,623          1,481,437
                                          ----------         ----------
                                          22,319,287          9,190,718
                                          ----------         ----------

         Total                            24,754,780         10,405,284
                                          ==========         ==========


Developed Acreage

         At December 31, 1998, the company had interests in developed oil and gas acreage in the Gulf of Mexico, the United Kingdom sector of the North Sea, offshore China and onshore Indonesia as follows:

                                               Gross            Net
Location                                     Acreage            Acreage

Gulf of Mexico                               355,727            158,915
                                             -------            -------

North Sea                                    295,464             68,960
                                             -------            -------

Other international -
     Indonesia                             1,725,035            517,511
     China                                    78,332             19,191
                                           ---------            -------
                                           1,803,367            536,702
                                           ---------            -------

        Total                              2,454,558            764,577
                                           =========            =======


Net Exploratory and Development Wells

         Domestic and international exploratory and development wells drilled during the three years ended December 31, 1998, are as follows. Included in 1996 are wells drilled on onshore North American properties that were later merged into an equity affiliate or divested.

                                            1998      1997      1996
                                            ----      ----      ----

Exploratory Wells - Net(1)
     Domestic
         Productive                         1.40      2.65      4.91
         Dry holes                          2.73      2.65       .83
                                            ----      ----      ----
                                            4.13      5.30      5.74
                                            ----      ----      ----
    United Kingdom
         Dry holes                          1.05       .40      2.19
                                            ----      ----      ----

     Other international
         Dry holes                          3.64      1.37       .50
                                            ----      ----      ----

              Total                         8.82      7.07      8.43
                                            ====      ====      ====

Development Wells - Net(1)
     Domestic
         Productive                         6.99      5.11     17.26
         Dry holes                          1.00         -      1.00
                                           -----      ----     -----
                                            7.99      5.11     18.26
                                           -----      ----     -----
     United Kingdom
         Productive                         1.77       .55      1.09
         Dry holes                             -         -         -
                                           -----      ----     -----
                                            1.77       .55      1.09
                                           -----      ----     -----

     Other international
         Productive                         2.54      4.12      2.98
         Dry holes                             -         -       .04
                                           -----      ----     -----
                                            2.54      4.12      3.02
                                           -----       ----    -----

              Total                        12.30      9.78     22.37
                                           =====      ====     =====



(1)Net Wells - The total of the company's fractional working interests in "gross wells" expressed as the equivalent number of full-interest wells.


Gross and Net Wells

         The number of productive oil and gas wells in which the company had an interest at December 31, 1998, is shown in the following table. These wells include 274 gross or 24.92 net wells associated with improved recovery projects and 146 gross or 76.10 net wells that have multiple completions but are included as single wells.

                                            Gross                  Net
Location                                    Wells                Wells

Crude Oil
     Gulf of Mexico                           192               76.61
     North Sea                                166               16.31
     China                                     25                6.13
     Indonesia                                 13                3.90
                                              ---              ------
                                              396              102.95
                                              ---              ------

Natural Gas
     Gulf of Mexico                            81               38.36
     North Sea                                 40                2.90
                                              ---              ------
                                              121               41.26
                                              ---              ------

         Total                                517              144.21
                                              ===              ======


Wells in Process of Drilling

         At year-end 1998, the company had wells classified as temporarily suspended or in the process of drilling as follows:

                                                Gross                  Net
                                                Wells                Wells

     Gulf of Mexico                                15                5.20
     North Sea                                     29               10.72
     Indonesia                                     14                4.20
                                                   --               -----

         Total                                     58               20.12
                                                   ==               =====

Crude Oil and Natural Gas Sales

         The following table summarizes the sales of the company's proprietary crude oil and natural gas production for the past three years:

(Millions)                                    1998         1997          1996
                                            ------        ------        -----

Crude oil and condensate - barrels
     Domestic                                  8.1           8.8         11.2
     North Sea                                12.4           8.7         11.2
     Other international                       3.9           3.4          2.5
                                            ------        ------       ------
                                              24.4          20.9         24.9
                                            ======        ======       ======

Crude oil and condensate
     Domestic                               $ 94.6        $163.8       $216.4
     North Sea                               148.9         162.8        213.1
     Other international                      46.2          59.5         46.8
                                            ------        ------       ------
                                            $289.7        $386.1       $476.3
                                            ======        ======       ======

Natural gas - MCF
     Domestic                                 60.2          56.5         83.5
     North Sea                                12.1          10.6         10.2
     Other international                         -             -          9.3
                                            ------        ------       ------
                                              72.3          67.1        103.0
                                            ======        ======       ======

Natural gas
     Domestic                               $127.6        $145.4       $180.5
     North Sea                                30.1          26.7         26.8
     Other international                         -             -         10.6
                                            ------        ------       ------
                                            $157.7        $172.1       $217.9
                                            ======        ======       ======


Sales of Production

         All of the company's crude oil and natural gas is sold at market prices. Kerr-McGee has formed strategic alliances with two energy marketing companies to sell substantially all proprietary domestic crude oil and natural gas production. International crude oil is sold both under contract and through spot market sales in the geographic area of production.

Improved Recovery

         The company continues to initiate and/or participate in improved recovery projects where geological, engineering and economic conditions are favorable. As of December 31, 1998, the company was participating in 15 active improved recovery projects located principally in the United Kingdom sector of the North Sea. Most of the company's operations outside North America incorporate water injection. Pressure-maintenance operations begin at or near the time of initial production from these fields.

Merger with Oryx Energy Company

         On October 14, 1998, Kerr-McGee Corporation and Oryx Energy Company signed a strategic merger that was completed on February 26, 1999. The merger created one of the largest U.S.-based independent oil and gas exploration and production companies. The combination resulted in significant additions to Kerr-McGee's core exploration and production operations in the Gulf of Mexico and the North Sea and further contributed to the company's international exploration efforts.

         Through the merger Kerr-McGee added more than 600,000 net acres to the company's Gulf of Mexico inventory and several currently producing fields, including Baldpate and Neptune in deepwater. The merger also added about 225,000 net acres, both developed and undeveloped, in the North Sea. The company has acquired interest in eight additional North Sea fields and is operator of the Ninian, Murchison, Hutton and Lyell fields. The combined company also has exploration and/or production operations in Ecuador, Kazakhstan, Algeria and Australia.

Exploration and Development Activities

Gulf of Mexico

         Since 1947, the Gulf of Mexico has been a major area of operation for Kerr-McGee and accounted for nearly 50% of Kerr-McGee's oil and gas production in 1998. The company continues aggressive lease acquisition, exploration and exploitation programs. In 1998, Kerr-McGee was awarded approximately 124,000 net acres through federal and state lease sales. About 75% of this new acreage is located in deepwater areas at depths ranging from 2,000 feet to more than 8,000 feet of water. Additional deepwater acreage and exploration opportunities were acquired through the establishment of a strategic alliance, and multi-disciplinary asset teams were formed to target exploitation opportunities in established fields.

         During 1998, three new fields started production in the Gulf of Mexico. A summary of these and other key developments is as follows:

         Garden Banks 65 (60%): First production from this Kerr-McGee-operated field began in May 1998, and development was completed in late July. At year-end 1998, production averaged 100 million cubic feet of gas per day and 150 barrels of oil per day. Kerr-McGee leases the production and processing facility associated with this project from a pipeline company, which significantly reduced development cost. Additional exploratory drilling is scheduled for 1999 on two adjacent company-operated blocks.

         Ewing Bank 910(40%): First production commenced in December at an initial rate of 3,500 barrels of oil per day. Located in 560 feet of water, the production facility is the tallest company-operated stand-alone platform. Ewing Bank 910 and 954 and South Timbalier block 320 are tied into this production facility. Additional development drilling and completion work are expected to be finished in mid-1999.

         West   Cameron   638   (40%):    First   gas   production   from   this
Kerr-McGee-operated field began in December 1998. This subsea development, located in 375 feet of water, is expected to reach peak production in 1999.

         Pompano Field, Viosca Knoll 989 area (25%): Average 1998 production from the Pompano Field exceeded 50,000 barrels of oil per day and more than 60 million cubic feet of gas per day. Processing of 4D seismic data was completed in 1998, and evaluation is under way to determine the benefit from additional development wells. At year-end 1998, the 29 wells from the platform and subsea were capable of producing about 61,000 barrels of oil per day.

North Sea

         Kerr-McGee has been active in the North Sea area since 1976. In May 1998, the company completed the purchase of the United Kingdom North Sea assets of Gulf Canada Resources Limited (GCRL), which significantly increased the company's North Sea reserve base and production. As a result of this strategic acquisition in this core area, Kerr-McGee now has interests in six additional producing fields, and the company's daily production rates in the North Sea increased by 80% from 1997 levels. In 1998, the North Sea production represented more than 51% of the company's worldwide liquids production and 19% of its gas sales.

         North Sea exploration activity in 1998 also included participation in both the United Kingdom and Danish North Sea license rounds. Kerr-McGee was awarded four blocks in the 18th United Kingdom round, totaling approximately 43,000 net acres, and two blocks in the fifth Danish round, totaling approximately 35,500 net acres. Kerr-McGee is the operator for these new blocks.

         Following is a summary of the company's key  developments  in the North
Sea:

         Gryphon field, block 9/18b (46.5%): Kerr-McGee operates this field, and as a result of the Gulf Canada transaction, the company's interest increased from 25% to 46.5%. Gryphon was the first field in the North Sea to use a permanently moored floating production, storage and offloading (FPSO) vessel. In 1998, the field production rate averaged more than 22,200 barrels of oil per day and contributed more than 15% of the company's total net worldwide oil production.

         The Gryphon  Asset Team  successfully  expanded  operations  into areas adjacent to Gryphon. Kerr-McGee was awarded block 9/24a in the 18th license round and reached an agreement to acquire equity in block 9/23a. A new-technology 3D ocean bottom cable seismic survey is planned for 1999, which will cover the field and nearby prospective areas.

         Janice field, block 30/17a (50.9%): Modifications to the Janice "A" floating production unit were completed, and the vessel was inaugurated in October 1998. First oil from this Kerr-McGee-operated field commenced in February 1999, with peak daily production expected to exceed 55,000 barrels of oil.

         Ross field, blocks 13/28a, 13/29a and 13/28c (14.5%): Development drilling and construction of the FPSO vessel continued in 1998. First oil from this new field acquired in the GCRL transaction is expected in 1999 with initial production estimated at 40,000 barrels of oil per day.

         Brae area, blocks 16/3a, 16/7a (8%) and 16/3b (5%): Production from the six fields in the Brae area contributed more than 11% of Kerr-McGee's net worldwide oil production.

         Wytch Farm field (7.4%): Wytch Farm is the largest onshore oil field in Europe and this interest was acquired in the GCRL transaction. Located on the southern coast of Dorset, England, production is achieved through extended-reach horizontal wells. In 1998, the field averaged nearly 100,000 barrels of oil per day.

Other International

         In 1998, Kerr-McGee continued its exploration and production efforts by strategically expanding into various international areas. Significant new reserves were added in Indonesia, new acreage was acquired in Thailand and Gabon, and a strategic alliance was formed in Yemen.

A summary of key developments follows:

Indonesia:

         Jabung block (30%), Sumatra: Discovered in 1995, this 1.7 million-acre block consists of five proven oil and gas fields. An integrated plan of development is being prepared for submission to the Indonesian government, which will include the existing facilities servicing the North Geragai and Makmur fields. Completion of gas marketing negotiations is expected in 1999 with initial deliveries planned for 2001.

         Combined production from the Makmur field, which began production in January 1998, and the North Geragai field averaged more than 9,700 barrels of oil per day. After completion of additional horizontal drilling and well work, production in 1999 from these two fields is expected to average more than 11,500 barrels of oil per day.

         Appraisal work continued on the Northeast Betara and North Betara fields. The Gemah oil and gas field was discovered in late 1998. Delineation continues with oil production expected in 2000.

         Several new exploratory prospects are under consideration for Jabung. Drilling plans will be made in 1999.

China:

         Liuhua 11-1 field (24.5%), South China Sea: This field was developed entirely with horizontal wells. Production averaged nearly 33,000 barrels of oil per day in 1998.

         Block 04/36 (45%), Bohai Bay: Kerr-McGee is the operator of this block. A 3D seismic survey was completed in 1998, and a comprehensive evaluation of the development potential of the area has been completed. Meetings with partner groups are scheduled for early 1999 to evaluate technical data and development options.

Thailand:

         Block W7/38 (42.5%), Andaman Sea: Kerr-McGee was awarded this 4.9 million-acre block in March 1998 and is the operator. A reconnaissance seismic survey was acquired and interpreted in 1998, and additional seismic data will be acquired in early 1999 to further delineate prospective areas. Exploration drilling is planned for 2000.

Gabon:

         In November 1998, the company acquired a 14% interest in two adjoining exploration blocks located offshore along the southern coast of Gabon. The Anton Marin and Astrid Marin blocks total 3.3 million acres in water depths ranging from 3,000 feet to more than 9,000 feet. A 3D seismic program is scheduled to begin in 1999, followed by exploration drilling in 2000.

Yemen:

         In 1998, Kerr-McGee entered into a partnership with a company that has significant existing infrastructure in Yemen. The agreement includes blocks 50 (47.5%) and 51 (43.8%), which cover nearly 10 million acres. Interpretation of seismic data is ongoing, and exploratory drilling is anticipated in 2001.

Brazil:

         Kerr-McGee and partners began negotiations in 1998 with Brazilian authorities for Block BS-1 (40%), which covers 2.3 million acres and is located in water depths ranging from more than 200 feet to 5,000 feet. Kerr-McGee will be the operator. The company expects completion of final contractual negotiations in 1999.


                                    CHEMICALS

         Kerr-McGee's chemical operations produce and market inorganic industrial and specialty chemicals, heavy minerals and forest products through its subsidiaries, Kerr-McGee Chemical LLC, KMCC Western Australia Pty. Ltd., Kerr-McGee Chemical GmbH, and Kerr-McGee Pigments Limited. Many of these products are processed using proprietary technology developed by the company.

         Industrial chemicals include titanium dioxide pigment, synthetic rutile, manganese products and sodium chlorate. Specialty chemicals are boron trichloride and elemental boron. Heavy minerals produced are ilmenite, synthetic and natural rutile, zircon and leucoxene. Forest products operations treat railroad crossties and other hardwood products and provide wood-treating services.

Pigment

         The company's primary chemical product is titanium dioxide pigment, which is produced at four titanium dioxide (TiO2) plants in the United States, Australia, Germany and Belgium. The plants in Hamilton, Mississippi, and Kwinana, Western Australia, manufacture TiO2 using the company's proprietary chloride-process technology. The plants in Uerdingen, Germany, and Antwerp, Belgium, produce TiO2 using the sulfate process.

         The company's titanium dioxide pigment plant at Hamilton, Mississippi, has a production capacity of 150,000 metric tons per year. An expansion is expected to be completed in the third quarter of 1999, which will increase the Hamilton plant's production capacity to 178,000 metric tons. The feedstock for the Hamilton plant is synthetic rutile from the company's plant at Mobile, Alabama. The annual production capacity at Mobile is 200,000 metric tons.

         On March 31, 1998, the company acquired an 80% interest in Bayer AG's (Bayer) European titanium dioxide pigment business, including plants at Uerdingen, Germany, and Antwerp, Belgium. The Uerdingen plant has capacity of 100,000 metric tons per year, and the Antwerp plant's annual capacity is 30,000 metric tons.

         The company also owns a 25% equity interest in a titanium dioxide pigment plant in Yanbu, Saudi Arabia. The plant utilizes the company's proprietary chloride process in its manufacturing process.

         The company owns a 50% interest in a joint venture that operates an integrated titanium dioxide project located within 120 miles of Perth, Western Australia. The project consists of a heavy-minerals mine and mill and facilities for production of synthetic rutile and TiO2.

         Heavy minerals are mined from 20,700 acres that are leased by the joint venture. The company's 50% interest in the property's remaining proved and probable reserves represents 151 million metric tons of sand containing 3.7% heavy minerals, or heavy minerals in place totaling 5.6 million metric tons. The valuable heavy minerals are composed of 4.4% rutile, 61.9% ilmenite, 3.4% leucoxene and 11.1% zircon, with the remaining 19.2% of heavy minerals presently having no value.

         The heavy minerals are processed at the 507,000 metric-ton-per-year separation mill. The recovered ilmenite is processed into synthetic rutile at an adjoining synthetic rutile facility, which has a capacity of 195,000 metric tons per year. Production from the synthetic rutile plant serves as feedstock for the pigment plants in Australia and Saudi Arabia. The annual production capacity of the pigment plants in Kwinana, Western Australia, and Yanbu, Saudi Arabia, in which the company owns interest of 50% and 25%, respectively, is 83,000 and 67,000 metric tons, respectively.

         Information regarding heavy-mineral reserves, production and average prices for the three years ended December 31, 1998, is presented in the following table. Mineral reserves in this table represent those estimated quantities of proved and probable ore that, under presently anticipated conditions, may be profitably recovered and processed for the extraction of their mineral content. Future production of these resources is dependent on many factors, including market conditions and government regulations.

(Thousands of metric tons)                          1998       1997      1996
--------------------------                         -----      -----     -----

Proved and probable (demonstrated)
     reserves                                      5,600      5,900     5,000

Production                                           209        212       135

Average market price (per metric ton)               $124       $140      $157

Electrolytic Products

         Facilities at the Hamilton, Mississippi, complex include a sodium chlorate plant with a production capacity of 130,000 metric tons per year and a manganese metal plant that has an annual capacity of 11,000 metric tons.

         The Henderson, Nevada, facilities include electrolytic cells and processing equipment for the manufacture of manganese dioxide and a specialty boron products plant. Annual production capacity for each product is as follows: manganese dioxide - 26,500 metric tons; boron trichloride - 340,000 kilograms; and elemental boron - 36,000 kilograms.

         In March 1998, Kerr-McGee sold its ammonium perchlorate business.

Forest Products

         The principal forest product is treated railroad crossties. Other products include crossing materials, bridge timbers and utility poles. The company's six operating wood-preserving plants are located along major railways in Madison, Illinois; Indianapolis, Indiana; Columbus, Mississippi; Springfield, Missouri; The Dalles, Oregon; and Texarkana, Texas.

Marketing

         Titanium dioxide pigment is the world's preferred white opacifier and is used primarily in coatings, plastics and paper. The company's plant at Hamilton, Mississippi, primarily serves the Americas. Most of the pigment production from the joint venture in Kwinana, Western Australia, is sold in the Far East and Australia. The production from the Uerdingen, Germany, and Antwerp, Belgium, operations is primarily sold in Europe. The acquisition of the European plants has increased Kerr-McGee's annual gross titanium dioxide pigment capacity to about 10% of global capacity. World demand for pigments is expected to increase by an average of about 3% per year over the next five years.

         Manganese dioxide is a major component of alkaline batteries. The company's share of the North American manganese dioxide market is approximately one-third. Demand is projected to grow 5% to 8% annually for the next five years. The demand is driven by the need for alkaline batteries for portable electronic devices.

         Sodium chlorate is used in the environmentally preferred chlorine dioxide process for bleaching pulp. Sodium chlorate demand in the United States is expected to be flat in 1999, then increase approximately 5% annually in the near term as the pulp and paper industry continues the conversion to the chlorine dioxide process. The company has about a 7% share of the U.S. market.

         Manganese metal is used in aluminum and specialty and stainless steel alloys. The primary use of manganese metal is for alloying aluminum can sheet. The company supplies approximately 40% of the U.S. aluminum industry manganese requirements.

         Kerr-McGee is the world's largest producer of elemental boron, which is used primarily in automobile airbags. Kerr-McGee is also the largest producer of boron trichloride, which is used to produce boron filament for sports equipment and composites for high-performance aircraft, pharmaceuticals and semi-conductors.

         The company's share of the U.S. railroad crosstie market is 38%. Domestic crosstie demand is expected to remain relatively flat at about 13 million to 15 million ties per year.


                             DISCONTINUED OPERATIONS

         In early  1998,  the  company  announced  its  intent  to exit the coal business. The sales of the coal assets were completed in July 1998 for approximately $600 million. For additional discussion about discontinued operations, reference is made to the "Transactions in 1998" section of Management's Discussion and Analysis and Note 22 to the Consolidated Financial Statements in the 1998 Annual Report to Stockholders, which are incorporated by reference in Items 7 and 8.

                                      OTHER

Research and Development

         The company's Technical Center in Oklahoma City performs research and development in support of its existing businesses and in the pursuit of new products and processes. These programs continue to concentrate on improvements to chemical plant processes and products.

Employees

         On December 31, 1998, the company had 3,367 employees. Approximately 600, or 18% of these employees were represented by chemical industry collective bargaining agreements in Europe.

Competitive Conditions

         In the petroleum industry, competition exists from the initial process of bidding for leases to the sale of crude oil and natural gas. Competitive factors include finding and developing petroleum, producing crude oil and natural gas efficiently, transporting the produced crude oil and natural gas and developing successful marketing strategies.

         The titanium dioxide pigment business is very competitive. The number of competitors in the industry has declined due to recent consolidations, a trend that is expected to continue as companies owning chloride process technology acquire operations that use the older sulfate technology. It is expected that many of these sulfate plants will be converted to the chloride technology. Worldwide, Kerr-McGee is one of only four companies that own chloride technology to produce titanium dioxide pigment. Cost efficiencies and product quality are key competitive factors in the titanium dioxide pigment business.

         It is not possible to predict the effect of future competition on Kerr-McGee's operating and financial results.


                GOVERNMENT REGULATIONS AND ENVIRONMENTAL RESERVES

General

         The company is subject to extensive regulation by federal, state, local and foreign governments. The production and sale of crude oil and natural gas in the United States are subject to regulation by federal and state authorities, particularly with respect to allowable rates of production, offshore exploration and production and environmental matters. Stringent environmental-protection laws and regulations apply to almost all of the company's operations. In addition, there are special taxes that apply to the oil and gas industry.

Environmental Matters

         Federal, state and local laws and regulations relating to environmental protection affect almost all company operations. During 1998, direct capital and operating expenditures related to environmental protection and cleanup of existing sites totaled $37 million. Additional expenditures totaling $105 million were charged to environmental reserves. While it is extremely difficult to estimate the total direct and indirect costs to the company of government environmental regulations, it is presently estimated that the direct capital and operating expenditures and expenditures charged to reserves will be approximately $115 million in both 1999 and 2000. Some expenditures to reduce the occurrence of releases to the environment may result in increased efficiency; however, most of these expenditures produce no significant increase in production capacity, efficiency or revenue. Operation of pollution-control equipment installed for these purposes usually entails additional expense.

         Based on present information, the company believes that it has accrued and is accruing reasonable reserves for expenditures that may have to be paid in the future for environmental matters. Because of continually changing laws and regulations, the nature of the company's businesses, negotiations and pending proceedings, it is not possible to reliably estimate the amount or timing of all future expenditures relating to environmental matters. The company provides for costs related to environ-mental contingencies when a loss is probable and the amount is reasonably estimable. Although management believes adequate reserves have been provided for all known environmental contingencies, it is possible, due to the above-noted uncertainties, that additional reserves could be required in the future.

         Also see "Item 3.  Legal Proceedings," which follows.

Item 3.   Legal Proceedings

         The company continues its efforts to decommission a facility in West Chicago, Illinois, which processed thorium ores and was closed in 1973. For a discussion of contingencies, including a detailed discussion of the West Chicago matter, reference is made to the Environmental Matters section of Management's Discussion and Analysis and Note 9 to the Consolidated Financial Statements in the 1998 Annual Report to Stockholders, which are incorporated by reference in Items 7 and 8, respectively.

Item 4.   Submission of Matters to a Vote of Security Holders

         None submitted during the fourth quarter of 1998.

                      Executive Officers of the Registrant

         The following is a list of executive officers, their ages, and their positions and offices as of March 1, 1999:


     Name                Age                                     Office

Robert L. Keiser          56      Chairman  of the  Board  since  February  1999.  Chairman  of  the  Board  and  Chief
                                  Executive Officer of Oryx Energy Company from 1994 until February 1999.

Luke R. Corbett           52      Chief  Executive  Officer since 1997.  Chairman of the Board from 1997 until February
                                  1999.  President  and Chief  Operating  Officer  from 1995  until  1997.  Group  Vice
                                  President from 1992 until 1995.

Tom J. McDaniel           60      Vice Chairman of the Board since 1997.  Senior Vice  President  from 1986 until 1997.
                                  Corporate Secretary from 1989 until 1997.

John C. Linehan           59      Executive Vice President since 1997. Chief Financial  Officer since 1987. Senior Vice
                                  President from 1987 until 1997.

Kenneth W. Crouch         55      Senior Vice President since 1996.  Senior Vice President,  Worldwide  Exploration and
                                  Production  operations  since 1998.  Senior Vice President,  Exploration,  Kerr-McGee
                                  Oil & Gas Corporation  from 1996 to 1998.  Senior Vice President,  North American and
                                  International  Exploration,  Exploration  and Production  Division  during 1996. Vice
                                  President, Gulf of Mexico and International  Exploration,  Exploration and Production
                                  Division from 1995 until 1996.  Vice  President and Managing  Director of Exploration
                                  for North Sea Operations, Exploration and Production Division from 1993 until 1995.

Russell G. Horner, Jr.    59      Senior Vice  President  and Corporate  Secretary  since 1997.  General  Counsel since
                                  1986.  Vice President from 1986 until 1997.

Michael G. Webb           51      Senior Vice President for Strategic  Planning since 1996. Senior Vice President since
                                  1994. Senior Vice President,  Exploration,  Exploration and Production  Division from
                                  1994 until 1996.

George D. Christiansen    54      Vice President,  Safety and  Environ-mental  Affairs since March 1998. Vice President
                                  Environmental  Assessment  and  Remedi-ation  from  1996  to  1998.  Vice  President,
                                  Minerals Exploration, Hydrology and Real Estate from 1994 to 1996.

Julius C. Hilburn         48      Vice President,  Human Resources since 1996.  Manager,  Benefits  Administration from
                                  1992 until 1996.

Deborah A. Kitchens       42      Vice  President and Controller  since 1996.  Controller,  Exploration  and Production
                                  Division from 1992 until 1996.

J. Michael Rauh           49      Treasurer since 1996. Vice President since 1987.  Controller from 1987 until 1996.

Jean B. Wallace           45      Vice President,  General  Administration since 1996. Vice President,  Human Resources from 1989 until 1996.

W. Peter Woodward         50      Senior Vice President since May 1997.  Senior Vice President for Kerr-McGee  Chemical
                                  since May 1997.  Senior Vice President  Chemical  Marketing for  Kerr-McGee  Chemical
                                  Corporation  from May 1996  until May 1997.  Director  Pigment  Business  Management,
                                  Kerr-McGee Chemical Corporation from 1993 until 1996.



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

         Such events and risks include the success of the oil and gas exploration program, ultimate volume of recoverable oil and gas reserves, success of cost-control efforts, general economic conditions, timely development and market acceptance of customer products for which Kerr-McGee supplies raw materials, and other risk factors discussed in this annual report on Form 10-K and the company's 1998 Annual Report to Stockholders. Actual results and developments may differ from those expressed or implied in this report.

                                     PART II

Item 5.           Market   for  the  Registrant's   Common  Equity  and  Related
                  Stockholder Matters

         Information relative to the market in which the company's common stock is traded, the high and low sales prices of the common stock by quarters for the past two years, and the approximate number of holders of common stock is furnished in Note 29 to the Consolidated Financial Statements in the 1998 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

         Quarterly dividends declared totaled $1.80 per share for the years 1998 and 1997 and $1.64 per share for the year 1996. Cash dividends have been paid continuously since 1941 and totaled $86 million in 1998, $85 million in 1997 and $83 million in 1996.

Item 6.           Selected Financial Data

         Information regarding selected financial data required in this item is presented in the schedule captioned "Five-Year Financial Summary" in the 1998 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         "Management's Discussion and Analysis" in the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7a.          Quantitative and Qualitative Disclosure about Market Risk

         For information required under this section, reference is made to the "Market Risks" section of Management's Discussion and Analysis in the 1998 Annual Report to Stockholders, which discussion is incorporated by reference above.

Item 8.           Financial Statements and Supplementary Data

         The following financial statements and supplementary data included in the 1998 Annual Report to Stockholders are incorporated herein by reference:

                  Report of Independent Public Accountants
                  Consolidated Statement of Income
                  Consolidated Statement of Comprehensive Income
                      and Stockholders' Equity
                  Consolidated Balance Sheet
                  Consolidated Statement of Cash Flows
                  Notes to Financial Statements

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

(a)      Identification of directors -

              For information required under this section, reference is made to the "Election of Directors" section of the company's proxy statement for 1999 made in connection with its Annual Stockholders' Meeting to be held on May 11, 1999.

(b)      Identification of executive officers -

              The information required under this section is set forth in the caption "Executive Officers of the Registrant" on pages 17 and 18 of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K.

(c)      Compliance with Section 16(a) of the 1934 Act -

              For information required under this section, reference is made to the "Compliance with Section 16(a) of the Securities Exchange Act of 1934" section of the company's proxy statement for 1999 made in connection with its Annual Stockholders' Meeting to be held on May 11, 1999.

Item 11.          Executive Compensation

         For information required under this section, reference is made to the "Executive Compensation and Other Information" section of the company's proxy statement for 1999 made in connection with its Annual Stockholders' Meeting to be held on May 11, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         For information required under this section, reference is made to the "Security Ownership" portion of the "Election of Directors" section of the company's proxy statement for 1999 made in connection with its Annual Stockholders' Meeting to be held on May 11, 1999.

Item 13.          Certain Relationships and Related Transactions

         For information required under this section, reference is made to the "Election of Directors" and "Certain Relationships and Related Transactions" sections of the company's proxy statement for 1999 made in connection with its Annual Stockholders' Meeting to be held on May 11, 1999.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.   Financial Statements -

                  The following consolidated financial statements of Kerr-McGee Corporation and its subsidiary companies, included in the company's 1998 Annual Report to Stockholders, are incorporated by reference in Item 8:

                      Report of Independent Public Accountants

                      Consolidated Statement of Income for the Years Ended December 31, 1998, 1997 and 1996

                      Consolidated   Statement  of   Comprehensive   Income  and
                      Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

                      Consolidated Balance Sheet at December 31, 1998 and 1997

                      Consolidated Statement of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

                      Notes to Financial Statements

(a)      2.       Financial Statement Schedules -

                      Report of Independent Public Accountants on Financial Statement Schedule

                      Schedule II - Valuation Accounts and Reserves for the Years Ended December 31, 1998, 1997 and 1996

                  Schedules I, III, IV and V are omitted as the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules in accordance with instructions contained in Regulation S-X.

(a)      3.       Exhibits -

                  The following documents are filed under Commission file number 1-3939 as a part of this report.

                        Exhibit No.

                          3.1               Restated      Certificate         of
                                            Incorporation      of     Kerr-McGee
                                            Corporation.

                          3.2 Bylaws of Kerr-McGee Corporation as approved February 26, 1999.

                          4.1 Amended and Restated Rights Agreement dated as of July 9, 1996, filed as Exhibit 1 to the report on Form 8-K dated July 9, 1996, and incorporated herein by reference.

                          4.2 Indenture dated as of June 1, 1976, between the company and Citibank, N.A., as trustee, relating to the company's 8-1/2% Sinking Fund Debentures due June 1, 2006, filed as Exhibit 2 to Form S-7, effective June 10, 1976, Registration No. 2-53878, and incorporated herein by reference.

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

                          4.5 The $325 million Credit Agreement dated as of December 4, 1996, providing for a five-year revolving credit facility with a bullet maturity on the fifth anniversary of the execution of the Credit Agreement, filed as Exhibit 4.5 to the report filed on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

                          4.6 The company agrees to furnish to the Securities and Exchange Commission, upon request, copies of each of the following instruments defining the rights of the holders of certain long-term debt of the company: the Note Agreement dated as of November 29, 1989, among the Kerr-McGee Corporation Employee Stock Ownership Plan Trust (the Trust) and several lenders, providing for a loan guaranteed by the company of $125 million to the Trust; the Amended and restated Credit Agreement dated as of April 26, 1998, among Kerr-McGee Corporation, Kerr-McGee
                                            Oil (U.K.) PLC,  and  several  banks
                                            providing for revolving credit of up
                                            to a total  of $225  million  -- $75
                                            million  through  February  8, 1999,
                                            and $150 million  through  April 28,
                                            2002; the Revolving Credit Agreement
                                            dated  as  of  February   20,  1997,
                                            between  Kerr-McGee  China Petroleum
                                            Ltd.,  as borrower,  and  Kerr-McGee
                                            Corporation,   as   guarantor,   and
                                            several    banks    providing    for
                                            revolving   credit   of  up  to  $75
                                            million  through March 6, 2000,  and
                                            the  $76  million  Credit  Agreement
                                            dated   May   15,   1998,    between
                                            Kerr-McGee Resources (U.K.) Limited,
                                            Kerr-McGee      Andrew      Limited,
                                            Kerr-McGee    Dorset   Limited   and
                                            various    banks    providing    for
                                            revolving credit.  The $100 million,
                                            8% Note  Agreement  entered  into by
                                            Oryx Energy  Company (Oryx) dated as
                                            of October 20, 1995, and due October
                                            15, 2003.  The $150 million,  8-3/4%
                                            Note Agreement  entered into by Oryx
                                            dated as of July 17,  1996,  and due
                                            July 15,  2004.  The  $150  million,
                                            8-1/8% Note  Agreement  entered into
                                            by  Oryx  dated  as of  October  20,
                                            1995,  and due October 15, 2005. The
                                            $11  million,  9-1/4%  Series A Note
                                            Agreement  entered  into by Oryx and
                                            due   January  2,  2002.   The  $2.2
                                            million,   9-1/2%   Series   A  Note
                                            Agreement  entered  into by Oryx and
                                            due  February  1,  2002.   The  $100
                                            million,  10% Note Agreement entered
                                            into by Oryx  dated  as of June  27,
                                            1991,  and due  June 15,  1999.  The
                                            $100 million,, 9-1/2% Note Agreement
                                            entered  into  by Oryx  dated  as of
                                            June 27,  1991,  and due November 1,
                                            1999.  The  $150  million,  10% Note
                                            Agreement entered into by Oryx dated
                                            as of April 10, 1991,  and due April
                                            1,   2001.   The  total   amount  of
                                            securities  authorized under each of
                                            such instruments does not exceed 10%
                                            of the total  assets of the  company
                                            and    its    subsidiaries    on   a
                                            consolidated basis.

                          4.7 Kerr-McGee Corporation Direct Purchase and Dividend Reinvestment Plan filed on Form S-3 effective August 19, 1993, Registration No. 33-66112, and incorporated herein by reference.

                          4.8 The $250 million Credit Agreement dated as of February 26, 1999, providing for a 364 day revolving credit facility, filed as
                                            Exhibit  4.8  to the report filed on
                                            Form  10-K  for   the   year   ended
                                            December 31, 1998.

                          4.9 The $500 million Credit Agreement dated as of February 26, 1999, providing for a three-year revolving credit facility with a bullet maturity on the third anniversary of the execution of the Credit Agreement, filed as Exhibit 4.9 to the report filed on Form 10-K for the year ended December 31, 1998.

                          4.10 Indenture dated as of May 15, 1989 by and between Oryx Energy Company and Texas Commerce Bank National Association, as trustee, relating to Oryx's 7-1/2% Convertible Subordinated Debentures due May 15, 2014, filed as Exhibit 4.1 to Oryx's Form S-1, effective May 5, 1989, Registration No. 33-28494, and incorporated herein by reference
                                            and the First Supplemental Indenture
                                            among    Oryx     Energy    Company,
                                            Kerr-McGee  Corporation   and  Chase
                                            Bank of Texas, National Association,
                                            as trustee, dated as of February 26,
                                            1999,  and  filed  as Exhibit 4.1 to
                                            Form 8-K  filed March 11,  1999, and
                                            incorporated herein by reference.

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

                         10.2* Kerr-McGee Corporation Stock Deferred Compensation Plan for Non-Employee Directors as amended and restated effective August 1, 1995, filed as Exhibit 10.2 to the report filed on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

                         10.3* Description of the company's Annual Incentive Compensation Plan, filed as Exhibit 10.3 to the report filed on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

                         10.4* The Long Term Incentive Program as amended and restated effective May 9, 1995, filed as Exhibit 10.5 on Form 10-Q for the quarter ended
                                            March 31, 1995,   and  incorporated
                                            herein by reference.

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

                         10.8* Amended and restated Agreement, restated as of December 31, 1992, between the company an John C. Linehan filed as Exhibit 10(10) on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

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

                         10.11* Amended and restated Agreement, restated as of December 31, 1992, between the company and Russell G.
                                            Horner,  Jr.  filed as Exhibit 10.11
                                            on  Form  10-K  for  the  year ended
                                            December 31, 1997, and  incorporated
                                            herein by reference.

                         10.12*             Amended   and  restated   Agreement,
                                            restate   as   of December 31, 1992,
                                            between  the  company and Kenneth W.
                                            Crouch  filed  as  Exhibit  10.12 on
                                            Form   10-K   for   the  year  ended
                                            December  31, 1997, and incorporated
                                            herein by reference.

                         10.13* Employment Letter Agreement, as of October 14, 1998, between the company and Robert L. Keiser filed as Exhibit 10.1 on Form S-4 dated January 27, 1999, and incorporated herein by reference.

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

                         13                 1998 Annual Report to Stockholders.

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


(b)      Reports on Form 8-K -


              Current Report on Form 8-K filed October 19, 1998, reported items 5 and 7 announcing the merger between Kerr-McGee Corporation and Oryx Energy Company. Current Report on Form 8-K filed November 13, 1998, reported on items 5 and 7 and included restated financial information and statements at December 31, 1997, 1996 and 1995 and for the years then ended.


Report of Independent Public Accountant on Financial
     Statement Schedule

To Kerr-McGee Corporation:

         We  have  audited  in  accordance  with  generally   accepted  auditing
standards, the consolidated financial statements included in Kerr-McGee Corporation's 1998 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 26, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule of Valuation Accounts and Reserves is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                            ARTHUR ANDERSEN LLP




Oklahoma City, Oklahoma,
     February 26, 1999



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


Year Ended December 31, 1998
a.   Deducted from asset accounts
     Allowance for doubtful notes
       and accounts receivable                       $  14        $   1         $  -             $  1         $  14
     Warehouse inventory obsolescence                    3            2            -                1             4
                                                     -----        -----         ----             ----         -----
                                                     $  17        $   3         $  -             $  2         $  18
                                                     =====        =====         ====             ====         =====

b.   Not deducted from asset accounts
     Environmental                                    $160        $  59         $ 29(A)          $105          $143
     Postretirement benefits                           120            1            -                8           113
     Oil and gas site dismantlement and coal
       site reclamation and restoration                 91           11            -               29            73
     Surface mine stripping cost                        19           21            -               40             -
     Pension benefits                                   10            4            -                1            13
     Other                                               7            6            -                6             7
                                                     -----        -----         ----             ----         -----
                                                      $407        $ 102         $ 29             $189          $349
                                                      ====        =====         ====             ====          ====

Year Ended December 31, 1997
a.   Deducted from asset accounts
     Allowance for doubtful notes
       and accounts receivable                       $  13        $   2         $  -             $  1         $  14
     Warehouse inventory obsolescence                    3            1            -                1             3
                                                     -----        -----         ----             ----         -----
                                                     $  16        $   3         $  -             $  2         $  17
                                                     =====        =====         ====             ====         =====

b.   Not deducted from asset accounts
     Environmental                                    $235        $  30         $(11)(A)(B)       $94          $160
     Postretirement benefits                           117           11            -                8           120
     Oil and gas site dismantlement and coal
       site reclamation and restoration                110           (3)         (11) (B)           5            91
     Surface mine stripping cost                        15           38            -               34            19
     Pension benefits                                    7           11            5  (A)          13            10
     Other                                               7            1            -                1             7
                                                     -----        -----         ----             ----         -----
                                                      $491        $  88         $(17)            $155          $407
                                                      ====        =====         ====             ====          ====

Year Ended December 31, 1996
a.   Deducted from asset accounts
     Allowance for doubtful notes
       and accounts receivable                       $  14        $   1         $  -             $  2         $  13
     Warehouse inventory obsolescence                    3            -            -                -             3
                                                     -----        -----         ----             ----         -----
                                                     $  17        $   1         $  -             $  2         $  16
                                                     =====        =====         ====             ====         =====

b.   Not deducted from asset accounts
     Environmental                                    $230        $  55         $  4  (A)        $ 54          $235
     Postretirement benefits                           112           11            -                6           117
     Oil and gas site dismantlement and coal
       site reclamation and restoration                103           14            -                7           110
     Surface mine stripping cost                        16           35            -               36            15
     Pension benefits                                   11            -           (4) (A)           -             7
     Other                                               6            2            -                1             7
                                                     -----        -----         ----             ----         -----
                                                      $478         $117         $  -             $104          $491
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



                                         KERR-McGEE CORPORATION




                                         By:      Luke R. Corbett*
                                                  Luke R. Corbett,
                                                  Chief Executive Officer




March 30, 1999                           By:      (John C. Linehan)
    Date                                           John C. Linehan,
                                                   Executive Vice President and
                                                   Chief Financial Officer




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


                              By:      Luke R. Corbett*
                                       Luke R. Corbett, Director

                              By:      William E. Bradford*
                                       William E. Bradford, Director

                              By:      Sylvia A. Earle*
                                       Sylvia A. Earle, Director

                              By:      David C. Genever-Watling*
                                       David C. Genever-Watling, Director

March 30, 1999                By:      Martin C. Jischke*
    Date                               Martin C. Jischke, Director

                              By:      Robert L. Keiser*
                                       Robert L. Keiser, Director

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

                              By:      William C. Morris*
                                       William C. Morris, Director

                              By:      John J. Murphy*
                                       John J. Murphy, Director

                              By:      Leroy C. Richie*
                                       Leroy C. Richie, Director

                              By:      Richard M. Rompala*
                                       Richard M. Rompala, Director

                              By:      Matthew R. Simmons*
                                       Matthew R. Simmons, Director

                              By:      Farah M. Walters*
                                       Farah M. Walters, Director

                              By:      Ian L. White-Thomson*
                                       Ian L. White-Thomson, Director


         *By his signature set forth below, John C. Linehan has signed this Annual Report on Form 10-K as attorney-in-fact for the directors noted above, pursuant to the powers of attorney filed with the Securities and Exchange Commission.


                              By:      (John C. Linehan)
                                        John C. Linehan