Form 10-Q
period 1999-03-31
KERR MCGEE CORP
filed 1999-05-14
CIK 55458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

                                        Yes   X      No

Number  of  shares  of  common  stock,  $1.00  par  value,  outstanding  as   of
April 30, 1999:  86,372,748





                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                                                  Three Months Ended
                                                                                       March 31,
(Millions of dollars, except per-share amounts)                                 1999              1998
                                                                            --------------------------

Sales                                                                       $  485.9           $ 506.7
                                                                            ---------          -------

Costs and Expenses
    Costs and operating expenses                                               225.1             213.0
Selling, general and administrative expenses                                    52.7              47.7
    Depreciation and depletion                                                 131.2             129.7
    Exploration, including dry holes and
        amortization of undeveloped leases                                      28.8              67.0
    Taxes, other than income taxes                                              15.3               8.7
    Merger costs                                                               155.1                 -
    Interest and debt expense                                                   44.7              34.8
                                                                            ---------          -------
               Total Costs and Expenses                                        652.9             500.9
                                                                            ---------          -------

                                                                              (167.0)              5.8
Other Income                                                                    16.4              21.6
                                                                            ---------          -------

Income (Loss) from Continuing Operations before Income Taxes                  (150.6)             27.4
Provision (Benefit) for Income Taxes                                           (44.1)             11.6
                                                                            --------           -------

Income (Loss) from Continuing Operations                                      (106.5)             15.8
Income from Discontinued Operations (net of provision for income
     taxes of $2.4)                                                                -               8.0
Cumulative Effect of Change in Accounting Principle (net of benefit
     for income taxes of $2.2)                                                  (4.1)                -
                                                                            --------           -------

Net Income (Loss)                                                           $ (110.6)          $  23.8
                                                                            ========           =======

Net Income (Loss) per Common Share
     Basic and Diluted
        Continuing operations                                               $  (1.23)          $   .18
        Discontinued operations                                                    -               .09
        Cumulative effect of change in accounting principle                     (.05)                -
                                                                            --------           -------

             Total                                                          $  (1.28)          $   .27
                                                                            ========           =======



The accompanying notes are an integral part of this statement.



                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                 March 31,      December 31,
(Millions of dollars)                                                 1999              1998
                                                                ----------------------------

ASSETS
Current Assets
    Cash                                                         $   208.5         $   121.0
    Notes and accounts receivable                                    402.2             388.4
    Inventories                                                      281.5             247.1
    Deposits and prepaid expenses                                    110.6             120.2
                                                                 ---------         ---------
        Total Current Assets                                       1,002.8             876.7
                                                                 ---------         ---------

Property, Plant and Equipment                                     10,684.3          10,651.7
    Less reserves for depreciation,
       depletion and amortization                                  6,562.1           6,498.9
                                                                 ---------         ---------
                                                                   4,122.2           4,152.8
                                                                 ---------         ---------

Investments and Other Assets                                         417.8             421.8
                                                                 ---------         ---------

                                                                  $5,542.8          $5,451.3
                                                                  ========          ========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term borrowings                                        $    10.1         $    35.8
    Accounts payable                                                 364.9             385.3
    Long-term debt due within one year                               219.3             235.6
    Other current liabilities                                        370.9             393.3
                                                                 ---------         ---------
        Total Current Liabilities                                    965.2           1,050.0
                                                                 ---------         ---------

Long-Term Debt                                                     2,269.5           1,978.5
                                                                 ---------         ---------

Deferred Credits and Reserves                                      1,124.7           1,077.3
                                                                 ---------         ---------

Stockholders' Equity
    Common stock, par value $1 - 300,000,000
        shares authorized, 93,383,538 shares issued at
        3-31-99 and 93,378,069 shares issued at 12-31-98              93.4              93.4
    Capital in excess of par value                                 1,279.6           1,282.2
    Preferred stock purchase rights                                     .5                .5
    Retained earnings                                                377.5             527.0
    Accumulated other comprehensive loss                             (50.1)            (36.0)
    Common shares in treasury, at cost - 7,010,790
        shares at both 3-31-99 and at 12-31-98                      (387.8)           (387.8)
    Deferred compensation                                           (129.7)           (133.8)
                                                                 ---------         ---------
        Total Stockholders' Equity                                 1,183.4           1,345.5
                                                                 ---------         ---------

                                                                  $5,542.8          $5,451.3
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





                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                            Three Months Ended
                                                                                  March 31,
(Millions of dollars)                                                     1999              1998
                                                                      --------------------------

Operating Activities
Net income (loss)                                                     $ (110.6)          $  23.8
Adjustments to reconcile net income to net cash
    provided by operating activities -
        Depreciation, depletion and amortization                         141.5             143.3
        Dry hole costs                                                     4.8              37.4
        Deferred income taxes                                              3.5               4.1
        (Gain) Loss on sale and retirement of assets                       1.8              (7.1)
        Noncash items affecting net income                               148.1                .1
       Other net cash used in operating activities                      (127.0)            (14.8)
                                                                      --------           -------
           Net Cash Provided by Operating Activities                      62.1             186.8
                                                                      --------           -------

Investing Activities
Capital expenditures                                                    (139.1)           (287.9)
Acquisitions                                                                 -             (97.0)
Proceeds from sale of assets                                                 -              39.7
Other investing activities                                                (8.8)              3.3
                                                                      --------           -------
           Net Cash Used in Investing Activities                        (147.9)           (341.9)
                                                                      --------           -------

Financing Activities
Issuance of long-term debt                                               619.3             264.1
Repayment of long-term debt                                             (345.3)            (61.6)
Decrease in short-term borrowings                                        (24.5)                -
Dividends paid                                                           (21.2)            (21.5)
Other financing activities                                               (41.9)              4.0
                                                                      --------           -------
           Net Cash Provided by Financing Activities                     186.4             185.0
                                                                      --------           -------

Effects of Exchange Rate changes on Cash and Cash Equivalents            (13.1)                -
                                                                      --------           -------

Net Increase in Cash and Cash Equivalents                                 87.5              29.9

Cash and Cash Equivalents at Beginning of Period                         121.0             192.3
                                                                      --------           -------

Cash and Cash Equivalents at End of Period                            $  208.5            $222.2
                                                                      ========            ======


The accompanying notes are an integral part of this statement.






                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



A. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. On February 26, 1999, the company completed the merger with Oryx Energy Company (Oryx). The merger was accounted for using the pooling of interest method of accounting for business combinations. Accordingly, the company's financial statements have been restated to include the combined business activities for the company and Oryx for all periods presented. Although the company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

B. Effective January 1, 1999, the company adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities to be expensed as incurred. Unamortized start-up costs at the beginning of the year were required to be recognized as cumulative effect of a change in accounting principle, which increased the first quarter after-tax loss by $4.1 million.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting and reporting standards that require derivative instruments to be recorded in the balance sheet as either an asset or liability and measured at its fair value. Changes in the derivative's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. FAS No. 133 is effective for fiscal years beginning after June 15, 1999, and early adoption is permitted. The effect of adopting FAS No. 133 has not been determined but is not expected to have a material impact on the company's results of operations.

C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                    Three Months Ended
                                                         March 31,
     (Millions of dollars)                         1999             1998
                                                   ---------------------

     Income taxes                                 $49.0            $ 4.8
     Interest                                      22.8             21.8

D. During the first quarter of 1999 and 1998, comprehensive income (loss) was $(124.8) million and $23.9 million, respectively.

E. Investments in equity affiliates totaled $168.5 million at March 31, 1999, and $170.1 million at December 31, 1998. Equity income related to the investments is included in Other Income in the Consolidated Statement of Income and totaled $2.3 million and $6.5 million for the three months ended March 31, 1999 and 1998, respectively.

F. Income (loss) from continuing operations for purposes of computing both basic and diluted earnings per share was $(106.5) million and $15.8 million for the three months ended March 31, 1999 and 1998, respectively. A reconciliation of the average shares outstanding used to compute basic earnings per share to the shares used to compute diluted earnings per share for both periods is presented below:

                                                           Three Months Ended
                                                                March 31,
                                                          1999             1998
                                                       -------------------------

     Averages shares outstanding - basic               86,372,410     86,843,432
     Dilutive effect of stock options                           -        385,309
     Dilutive effect of debendures *                            -              -
                                                       ----------     ----------
     Average shares outstanding assuming dilution      86,372,410     87,228,741
                                                       ==========     ==========

    * The company has reserved 1,886,121 shares of common stock for issuance to the owners of its 7 1/2% Convertible Subordinated Debentures due 2014 (Debentures). The Debentures were not included in the computation of diluted shares since they have an antidilutive effect for all periods presented.

G.   CONTINGENCIES

     WEST CHICAGO -

     In 1973, a wholly owned subsidiary, Kerr-McGee Chemical Corporation, closed the facility at West Chicago, Illinois, that processed thorium ores. Kerr-McGee Chemical Corporation now operates as Kerr-McGee Chemical LLC (Chemical). Operations resulted in some low-level radioactive contamination at the site and, in 1979, Chemical filed a plan with the Nuclear Regulatory Commission (NRC) to decommission the facility. The NRC transferred jurisdiction of this site to the State of Illinois (the State) in 1990. Following is the current status of various matters associated with the West Chicago site.

     Closed Facility - In 1994, Chemical, the City of West Chicago (the City) and the State reached agreement on the initial phase of the decommissioning plan for the closed West Chicago facility, and Chemical began shipping material from the site to a licensed permanent disposal facility.

     In February 1997, Chemical executed an agreement with the City as to the terms and conditions for completing the final phase of decommissioning work. The State has indicated approval of this agreement and has issued license amendments authorizing much of the work. Chemical expects most of the work to be completed within five years.

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

     Offsite Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and has designated Chemical as a potentially responsible party in these four areas. The EPA issued unilateral administrative orders for two of these areas (referred to as the residential areas and Reed-Keppler Park), which require Chemical to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. Without waiving any of its rights or defenses, Chemical has begun the cleanup of these two sites.

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

     Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the U. S. Department of Energy is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1998 to increase the amount authorized to $140 million plus inflation adjustments. Through April 30, 1999, Chemical has been reimbursed approximately $69 million under Title X.

     OTHER MATTERS

     The company's current and former operations involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company to clean up various sites at which petroleum, chemicals, low-level radioactive substances or other regulated materials have been disposed of or released. Some of these sites have been designated Superfund sites by the EPA pursuant to CERCLA. The company is also a party to legal proceedings involving environmental matters pending in various courts and agencies. As of March 31, 1999, the company's estimate for the cost to investigate and/or remediate all presently identified sites of former or current operations, based on currently known facts and circumstances, totaled $258 million, which includes $175 million for the former West Chicago facility, the residential areas and Reed-Keppler Park. Reserves have been established based on this estimate. Expenditures are reduced by the amounts recovered under government programs. Expenditures from inception through March 31, 1999, totaled $557 million for currently known sites.

     In addition to the environmental issues previously discussed, the company or its subsidiaries are also a party to a number of other legal proceedings pending in various courts or agencies in which the company or a subsidiary appears as plaintiff or defendant.

     It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating cleanup costs, the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties, and the continually changing nature of environmental laws and regulations.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 1999 Results with 1998 Results

CONSOLIDATED OPERATIONS

First-quarter 1999 net loss totaled $110.6 million, compared with net income of $23.8 million for the same 1998 period. Operating profit for the 1999 first quarter was $48.9 million, compared with $54.7 million in the same 1998 quarter. Higher chemical operating profit, compared with last year's quarter, was more than offset by lower operating profit from exploration and production. The decline in operating profit was due to lower crude oil and natural gas sales prices, lower natural gas sales volumes and transition expenses related to the merger, partially offset by lower exploration expenses, higher crude oil sales volumes and income from the European pigment operations acquired at the end of the 1998 first quarter.

Other expenses for the first quarter of 1999 totaled $199.5 million, compared with $27.3 million for the 1998 quarter. The increase was due primarily to merger costs and lower equity income, partially offset by foreign currency transaction gains, compared with 1998 losses. Net interest expense for the 1999 first quarter increased 35% from the same 1998 period due to higher average borrowings.

The income tax benefit was $44.1 million for the 1999 first quarter, compared with a provision of $11.6 million for the 1998 period. The 1999 first quarter amount included a tax benefit related to the merger costs.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the first quarter of 1999, compared with the same period last year.

                                                      Three Months Ended
                                                           March 31,
(Millions of dollars)                                1999              1998
                                                  -------------------------

Sales
     Exploration and production                   $  283.1           $328.4
     Chemicals                                       202.7            178.2
                                                  --------           ------
                                                     485.8            506.6
     All other                                          .1               .1
                                                  --------          -------
         Total Sales                              $  485.9           $506.7
                                                  ========           ======

Operating Profit
     Exploration and production                   $   20.8          $  32.8
     Chemicals                                        28.1             21.9
                                                  --------           ------
         Total Operating Profit                       48.9             54.7

Other Expense                                       (199.5)           (27.3)
                                                  --------          -------

Income (Loss) from Continuing Operations
     Before Income Taxes                            (150.6)            27.4

Provision (Benefit) for Income Taxes                 (44.1)            11.6
                                                  --------          -------
Income (Loss) from Continuing Operations            (106.5)            15.8

Discontinued Operations, Net of Income Taxes             -              8.0
Cumulative Effect of a Change in Accounting
     Principle, Net of Income Taxes                   (4.1)               -
                                                  --------          -------

Net Income                                        $ (110.6)         $  23.8
                                                  ========          =======


Exploration and Production -

Operating profit for the first quarter of 1999 was $20.8 million, compared with $32.8 million for the same 1998 period. First-quarter 1999 operating profit was lower due primarily to lower crude oil and natural gas sales prices, lower natural gas sales volumes and transition expenses related to the merger, partially offset by lower exploration expenses and higher crude oil sales volumes.

Revenues were $283.1 million and $328.4 million for the three months ended March 31, 1999 and 1998, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for the first quarter of 1999 and 1998.

                                                                         Three Months Ended        Percent
                                                                              March 31,           Increase
                                                                         1999         1998       (Decrease)
                                                                      -------------------------------------

Crude oil sales (thousands of bbls/day)
     Domestic
       Offshore                                                          50.2         44.9          12
       Onshore                                                           19.1         26.1         (27)
     North Sea                                                           96.8         71.9          35
     Other International                                                 16.4         18.0          (9)
                                                                      -------      -------
       Total proprietary sales                                          182.5        160.9          13
     Proportionate interest in equity affiliate's sales                   6.9          7.3          (5)
                                                                      -------      -------
           Total                                                        189.4        168.2          13
                                                                      =======      =======

Average crude oil sales price (per barrel)
     Domestic
       Offshore                                                       $  9.73       $13.80         (29)
       Onshore                                                          11.23        14.29         (21)
     North Sea                                                          11.60        13.85         (16)
     Other International                                                 8.83        11.41         (23)
         Average                                                      $ 10.89       $14.05         (22)

Natural gas sold (MMCF/day)
     Domestic
       Offshore                                                           347          313          11
       Onshore                                                            165          223         (26)
     North Sea                                                             58           49          18
                                                                      -------      -------
       Total proprietary sales                                            570          585          (3)
     Proportionate interest in equity affiliate's sales                    80           62          29
                                                                      -------      -------
           Total                                                          650          647           -
                                                                      =======      =======

Average natural gas sales price (per MCF)
     Domestic
       Offshore                                                       $  1.67      $  2.15         (22)
       Onshore                                                           1.61         2.13         (24)
North Sea                                                                2.52         2.74          (8)
         Average                                                      $  1.91      $  2.22         (14)



Chemicals -

Chemicals' first-quarter 1999 operating profit was $28.1 million on revenues of $202.7 million, compared with operating profit of $21.9 million on revenues of $178.2 million for the same 1998 quarter. Revenues increased due to higher sales volumes resulting from the acquisition of the European pigment operations and higher domestic pigment sales prices. Operating profit increased primarily due to higher revenues and lower domestic pigment production costs.

Financial Condition

At March 31, 1999, the company's net working capital position was $37.6 million, compared with $41 million at March 31, 1998, and a negative $173.3 million at December 31, 1998. The current ratio was 1.0 to 1 at March 31, 1999 and 1998, respectively, and .8 to 1 at December 31, 1998. The company's percentage of net debt to capitalization was 62% at March 31, 1999, compared with 49% at March 31, 1998, and 59% at December 31, 1998.

The company had unused lines of credit and revolving credit facilities of $802 million at March 31, 1999. Of this amount, $445 million and $250 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and Kerr-McGee Oil (U.K) PLC, respectively.

On February 26, 1999, the company signed two new revolving credit agreements, a three-year $500 million facility and a 364-day $250 million facility. Initially, one-third of the borrowings under each of these agreements may be in British pounds sterling, euros or other local European Union currencies. Interest for each of the revolving credit agreements is payable at varying rates. A total of $400 million was outstanding under these agreements at March 31, 1999.

First-quarter 1999 cash capital expenditures totaled $139.1 million, compared with $287.9 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico and North Sea, were 83% of the 1999 total. Chemical and corporate expenditures were 16% and 1% of the 1999 amount, respectively. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

Year 2000 Program

In 1996, the company established a formal Year 2000 Program (Program) to assess and correct Year 2000 problems in both information technology and non-information technology systems. The Program is organized into two major areas: Business Systems and Facilities Integrity. Business Systems include replacement and upgrade of computer hardware and software, including major business applications such as purchasing, inventory, engineering, financial, human resources, etc. Facilities Integrity encompasses telecommunications, plant process controls, instrumentation and embedded chip systems as well as an assessment of third-party Year 2000 readiness. The Program is generally divided into the following phases:

- Identification, evaluation and prioritization of systems that need to be modified or replaced.
-       Remediation work to modify existing systems or install new systems.
-       Testing and validation of the systems and applications.

An integral part of the Program is communication with third parties to assess the extent and status of their Year 2000 efforts. Formal communications have been initiated with critical suppliers to determine whether their operations and/or the products and services provided to the company will be Year 2000 ready. In addition, the company has contacted key customers and partners requesting information regarding their Year 2000 readiness. The company continues to evaluate responses and make additional inquiries as needed.

The company is also developing contingency plans, which may include items such as activating manual systems, placing operations on standby and other procedures to accommodate significant disruptions that could be caused by system failures. When appropriate, alternative providers are being identified in the event that certain critical suppliers are unable to provide an acceptable level of service to the company.

As of March 31, 1999, 100% of the pre-merger work on the Business Systems had been completed. Most of these projects were system replacements to improve business functionality and were not undertaken solely because of Year 2000 issues.

The merger with Oryx was completed in the first quarter of 1999, and the Year 2000 Programs for the companies have been combined. Approximately 75% of Oryx's business systems will be transitioned to the Year 2000 compliant systems already in place at Kerr-McGee prior to the merger. The remaining business systems will be modified or replaced. These Year 2000 activities are being incorporated into the Program and are scheduled to be completed by the end of the third quarter of 1999.

Approximately 78% of the planned work on Facilities Integrity has also been completed, including additional activities resulting from the merger. Critical activities are expected to be completed by the end of the third quarter of 1999. However, some ongoing work in areas of contingency planning, third-party communications, auditing and year-end communication response planning is expected to continue through the end of 1999.

Program expenditures total approximately $48 million from inception through March 31, 1999, which includes the combined company activities. Expenditures for the first quarter of 1999 are approximately $6 million. The total cost to achieve Year 2000 readiness are estimated to be $52 million for the entire Program, which is not material to the company's consolidated results of operations, financial position or cash flows. Program expenditures are provided through internally generated funds and selective short-term and/or long-term borrowings.

The failure to correct a material Year 2000 problem could result in disruption to some aspects of the company's normal business activities or operations. Such failures could have a material adverse effect on the company's results of operations and cash flows in a particular quarter or annual period. Management believes that the Program is comprehensive and reduces Year 2000 risks associated with internal systems to a manageable level. Regardless of management's efforts to assess and verify readiness, there can be no assurance that all entities with which the company does business will be Year 2000 compliant. Contingency plans are being developed to address these concerns. However, failure by a third party to remediate Year 2000 issues in a timely manner could have a material adverse effect on the company's results of operations and cash flows in a particular quarter or annual period. Failure of a critical operating or safety system, or the failure of a key third-party supplier, partner or customer, are believed to be the most reasonably likely worst-case scenarios that could impact the company.

                           Forward-Looking Information

This report contains certain forward-looking statements, particularly as they relate to the company's Year 2000 readiness, that are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Forward-Looking Information" contained in Part I of the company's Form 10-K for the year ended December 31, 1998.



                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None

Item 4.    Submission of Matters to a Vote of Security Holders.

           Special Meeting

      (a)  A special meeting of stockholders was held on February 26, 1999.

      (c) The stockholders' voted on the proposal to adopt the Agreement and Plan of Merger, dated as of October 14, 1998, between Kerr-McGee Corporation and Oryx Energy Company. Affirmative votes were 29,566,248; negative votes were 8,199,513 and abstentions were 208,668.

           Annual Meeting

      (a)  The 1999 annual meeting of stockholders' was held on May 11, 1999.

      (b)  Directors elected at the 1999 annual meeting were the following:

                  Tom J. McDaniel
                  John J. Murphy
                  Matthew R. Simmons
                  Ian L. White-Thomson

           Directors whose term of office continues after the 1999 annual meeting were the following:


                  William E. Bradford
                  Luke R. Corbett
                  Sylvia A. Earle
                  David C. Genever-Watling
                  Martin C. Jischke
                  William C. Morris
                  Leroy C. Richie
                  Farah M. Walters

      (c) The following matters were voted upon at the annual meeting:

          (1) Following are the directors elected at the 1999 annual meeting and the tabulation of votes related to each nominee.

                                                                       Votes
                                               Affirmative            Withheld

                  Tom J. McDaniel               73,045,972           1,093,617
                  John J. Murphy                72,976,292           1,163,297
                  Matthew R. Simmons            72,996,849           1,142,740
                  Ian L. White-Thompson         73,046,296           1,093,293

          (2) The stockholders ratified the appointment of Arthur Andersen LLP as independent public accountant for 1999. Affirmative votes were 72,752,690; negative votes were 587,259 and abstentions were 799,640.

Item 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits -

      Exhibit No.

       27.0       Financial Data Schedule

      (b)  Reports on Form 8-K

           On  January  19, 1999,  the  company  filed  a  report  on  Form  8-K
           announcing  the  1999  capital   budget,  the   1998   fourth-quarter
           asset impairment and the rescission of the stock repurchase program.

           On January 26, 1999, the company filed a report on Form 8-K/A providing additional details relating to the 1998 fourth-quarter asset impairment.

           On February 26, 1999, the company filed a report on Form 8-K announcing the approval of the merger with Oryx by stockholders of both companies and the election of five directors.

           On March 11, 1999, the company filed a report on Form 8-K reporting under Item 2, "Acquisition or Disposition of Assets", providing additional details related to the merger with Oryx.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KERR-McGEE CORPORATION


Date  May 14, 1999                     By:   (Deborah A. Kitchens)
      ------------                           --------------------------------
                                             Deborah A. Kitchens
                                               Vice President and Controller
                                               and Chief Accounting Officer