Form 10-Q
period 1999-06-30
KERR MCGEE CORP
filed 1999-08-13
CIK 55458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

                                 Yes X    No

Number   of  shares  of   common  stock, $1.00  par  value,  outstanding  as  of
July 31, 1999: 86,408,234



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended                Six Months Ended
                                                                     June 30,                          June 30,
(Millions of dollars, except per-share amounts)                 1999              1998             1999         1998
                                                             -------------------------        ----------------------

Sales                                                         $657.2            $601.1         $1,143.1      $1,107.8
                                                              ------            ------         --------      --------

Costs and Expenses
    Costs and operating expenses                               268.4             283.2            493.5         496.2
    Selling, general and administrative expenses                62.5              59.5            115.2         107.2
    Depreciation and depletion                                 157.1             144.5            288.3         274.2
    Exploration, including dry holes and
        amortization of undeveloped leases                      40.6              37.5             69.4         104.5
    Taxes, other than income taxes                              17.3              20.3             32.6          29.0
    Merger costs                                                   -                 -            155.1            -
    Interest and debt expense                                   45.8              39.8             90.5         74.6
                                                             -------           -------        ---------     --------
           Total Costs and Expenses                            591.7             584.8          1,244.6       1,085.7
                                                             -------           -------        ---------     ---------

                                                                65.5              16.3           (101.5)         22.1
Other Income                                                    11.6              21.4             28.0          43.0
                                                             -------           -------        ---------     ---------

Income (Loss) from Continuing Operations before
    Income Taxes                                                77.1              37.7            (73.5)         65.1
Provision (Benefit) for Income Taxes                            31.8               6.3            (12.3)         17.9
                                                             -------           -------        ---------     ---------

Income (Loss) from Continuing Operations                        45.3              31.4            (61.2)         47.2
Income from Discontinued Operations (net of
    provision for income taxes of $31.6 and $34.0
    for the second quarter and the first six months
    of 1998, respectively)                                         -              51.5                -          59.5
Cumulative Effect of Change in Accounting Principle
    (net of benefit for income taxes of $2.2)                      -                 -             (4.1)           -
                                                             -------           -------        ---------     --------

Net Income (Loss)                                            $  45.3           $  82.9        $   (65.3)    $   106.7
                                                             =======           =======        =========     =========

Net Income (Loss) per Common Share - Diluted
    Continuing operations                                    $    .52          $   .36        $    (.71)    $     .54
    Discontinued operations                                         -              .59                -           .68 (1)
    Cumulative effect of change in
        accounting principle                                        -                -             (.05)            -
                                                             --------          -------        ---------     ---------

           Total                                             $    .52          $   .95        $    (.76)    $    1.22
                                                             ========          =======        =========     =========

(1) Basic per share amount is $.69. All other basic and diluted per share amounts are the same.

The accompanying notes are an integral part of this statement.



                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                      June 30,      December 31,
(Millions of dollars)                                                     1999              1998
                                                                     ---------------------------

ASSETS
Current Assets
    Cash                                                            $    158.4       $     121.0
    Notes and accounts receivable                                        514.4             388.4
    Inventories                                                          298.0             247.1
    Deposits and prepaid expenses                                         75.7             120.2
                                                                    ----------       -----------
        Total Current Assets                                           1,046.5             876.7
                                                                    ----------       -----------

Property, Plant and Equipment                                         10,842.9          10,651.7
    Less reserves for depreciation,
    depletion and amortization                                         6,714.3           6,498.9
                                                                    ----------       -----------
                                                                       4,128.6           4,152.8
                                                                    ----------       -----------

Investments and Other Assets                                             441.4             421.8
                                                                    ----------       -----------

                                                                    $  5,616.5       $   5,451.3
                                                                    ==========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term borrowings                                           $     51.8       $      35.8
    Accounts payable                                                     378.1             385.3
    Long-term debt due within one year                                   119.2             235.6
    Other current liabilities                                            305.3             393.3
                                                                    ----------       -----------
        Total Current Liabilities                                        854.4           1,050.0
                                                                    ----------       -----------

Long-Term Debt                                                         2,498.4           1,978.5
                                                                    ----------       -----------

Deferred Credits and Reserves                                          1,070.5           1,077.3
                                                                    ----------       -----------

Stockholders' Equity
    Common stock, par value $1 - 300,000,000
        shares authorized, 93,395,707 shares issued at
        6-30-99 and 93,378,069 shares issued at 12-31-98                  93.4              93.4
    Capital in excess of par value                                     1,281.0           1,282.2
    Preferred stock purchase rights                                         .5                .5
    Retained earnings                                                    383.9             527.0
    Accumulated other comprehensive loss                                 (51.1)            (36.0)
    Common shares in treasury, at cost - 7,010,790
        shares at both 6-30-99 and 12-31-98                             (387.8)           (387.8)
    Deferred compensation                                               (126.7)           (133.8)
                                                                    ----------       -----------
        Total Stockholders' Equity                                     1,193.2           1,345.5
                                                                    ----------       -----------

                                                                    $  5,616.5       $   5,451.3
                                                                    ==========       ===========


The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

The accompanying notes are an integral part of this statement.



                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Six Months Ended
                                                                               June 30,
(Millions of dollars)                                                     1999             1998
                                                                       ------------------------

Operating Activities
Net income (loss)                                                       $(65.3)          $106.7
Adjustments to reconcile to net cash
    provided by operating activities -
        Depreciation, depletion and amortization                         309.9            300.7
        Dry hole costs                                                    22.8             48.4
        Deferred income taxes                                             12.3             14.7
        Gain on sale of discontinued coal operations                        -             (41.7)
        Gain on sale and retirement of assets                             (3.0)            (3.5)
        Noncash items affecting net income                               160.2            (22.5)
        Other net cash used in operating activities                     (362.1)          (103.4)
                                                                       -------          -------
           Net Cash Provided by Operating Activities                      74.8            299.4
                                                                       -------          -------

Investing Activities
Capital expenditures                                                    (274.3)          (567.8)
Acquisitions                                                             (54.4)          (517.9)
Proceeds from the sale of discontinued coal operations                      -             198.8
Proceeds from sale of assets                                               2.7             62.5
Other investing activities                                               (21.1)             7.4
                                                                       -------          -------
           Net Cash Used in Investing Activities                        (347.1)          (817.0)
                                                                       -------          -------


Financing Activities
Issuance of long-term debt                                               940.6            561.8
Repayment of long-term debt                                             (538.7)           (74.5)
Increase (decrease) in short-term borrowings                              15.9            (25.0)
Dividends paid                                                           (60.6)           (42.9)
Other financing activities                                               (40.4)             5.3
                                                                       -------          -------
           Net Cash Provided in Financing Activities                     316.8            424.7
                                                                       -------          -------

Effects of Exchange Rate Changes on Cash and Cash Equivalents             (7.1)               -
                                                                       -------          -------

Net Increase (Decrease) in Cash and Cash Equivalents                      37.4            (92.9)

Cash and Cash Equivalents at Beginning of Period                         121.0            192.3
                                                                       -------          -------

Cash and Cash Equivalents at End of Period                             $ 158.4          $  99.4
                                                                       =======          =======


The accompanying notes are an integral part of this statement.





                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



A. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. On February 26, 1999, the company completed the merger with Oryx Energy Company (Oryx). The merger was accounted for using the pooling of interests method of accounting for business combinations. Accordingly, the company's financial statements have been restated to include the combined business activities for the company and Oryx for all periods presented. Although the company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K and the Form 8-K/A dated February 26, 1999, and filed July 26, 1999.

B. Effective January 1, 1999, the company adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities to be expensed as incurred. Unamortized start-up costs at the beginning of the year were required to be recognized as cumulative effect of a change in accounting principle.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes accounting and reporting standards that require derivative instruments to be recorded in the balance sheet as either an asset or liability and measured at fair value. Changes in the derivative's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. FAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued FAS No. 137, which deferred the effective date of FAS No. 133 until fiscal years beginning after June 15, 2000.
     The effect of adopting FAS No. 133 has not been determined but is not expected to have a material impact on the company's results of operations.

C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                               Six Months Ended
                                                   June 30,
     (Millions of dollars)                    1999          1998
                                             -------------------

     Income tax payments                      $53.7        $16.2
     Less refunds received                    (58.5)       (21.3)
                                             ------       ------
     Net income tax refunds                  $ (4.8)      $ (5.1)
                                             ======       ======

     Interest payments                        $96.6        $63.9
                                              =====        =====

D. During the second quarter of 1999 and 1998, comprehensive income was $44.3 million and $82.8 million, respectively. For the six months ended June 30, 1999 and 1998, comprehensive income (loss) was $(80.5) million and $105.9 million, respectively.

E. Investments in equity affiliates totaled $172.9 million at June 30, 1999, and $170.1 million at December 31, 1998. Equity income related to the investments is included in Other Income in the Consolidated Statement of Income and totaled $4.8 million and $5.5 million for the three months ended June 30, 1999 and 1998, respectively. For the first six months of 1999, equity income totaled $7.1 million, compared with $12 million for the same 1998 period.

F. Income (loss) from continuing operations for purposes of computing both basic and diluted earnings per share was $45.3 million and $31.4 million for the three months ended June 30, 1999 and 1998, respectively, and $(61.2) million and $47.2 million for the six months ended June 30, 1999 and 1998, respectively. A reconciliation of the average shares outstanding used to compute basic earnings per share to the shares used to compute diluted earnings per share for both periods is presented below:


                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                            June 30,
                                                              1999              1998             1999              1998
                                                           ---------------------------        ---------------------------

     Averages shares outstanding - basic                   86,378,475       86,864,090        86,375,443       86,884,748
     Dilutive effect of stock options                          54,664          366,910            15,930          348,510
     Dilutive effect of debentures *                                -                -                 -                -
                                                           ----------       ----------        ----------       ----------
     Average shares outstanding assuming dilution          86,433,139       87,231,000        86,391,373       87,233,258
                                                           ==========       ==========        ==========       ==========

         *The company has reserved 1,886,121 shares of common stock for issuance to the owners of its 7 1/2% Convertible Subordinated Debentures due 2014 (Debentures). The Debentures were not included in the computation of diluted shares since they have an antidilutive effect for all periods presented.



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

     Offsite Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and has designated Chemical as a potentially responsible party in these four areas. Two of the four areas are presently being studied to determine the extent of contamination and the nature of any remedy. The EPA previously issued unilateral administrative orders for the other two areas (known as the residential areas and Reed-Keppler Park), which require Chemical to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. Without waiving any of its rights or defenses, Chemical has begun the cleanup of the two areas for which unilateral administrative orders have been issued.

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

     Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the U. S. Department of Energy is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1998 to increase the amount authorized to $140 million plus inflation adjustments. Through July 31, 1999, Chemical has been reimbursed approximately $69 million under Title X.

     OTHER MATTERS

     The company's current and former operations involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company to clean up various sites at which petroleum, chemicals, low-level radioactive substances or other regulated materials have been disposed of or released. Some of these sites have been designated Superfund sites by the EPA pursuant to CERCLA. The company is also a party to legal proceedings involving environmental matters pending in various courts and agencies. As of June 30, 1999, the company's estimate for the cost to investigate and/or remediate all presently identified sites of former or current operations, based on currently known facts and circumstances, totaled $230 million, which includes $160 million for the former West Chicago facility, the residential areas and Reed-Keppler Park. Reserves have been established based on this estimate. Expenditures are reduced by the amounts recovered under government programs. Expenditures from inception through June 30, 1999, totaled $595 million for currently known sites.

     In addition to the environmental issues previously discussed, the company or its subsidiaries are also a party to a number of other legal proceedings pending in various courts or agencies in which the company or a subsidiary appears as plaintiff or defendant.

     It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental matters because of the difficulty of predicting cleanup requirements and estimating cleanup costs, the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties, and the continually changing nature of environmental laws and regulations.

     The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. Although management believes, after consultation with general counsel, that adequate reserves have been provided, the ultimate cost of contingencies, as noted above, is subject to various uncertainties and additional reserves may be required in the future.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 1999 Results with 1998 Results

CONSOLIDATED OPERATIONS

Second-quarter 1999 net income totaled $45.3 million, compared with $82.9 million for the same 1998 period. Income from continuing operations for the 1999 second quarter totaled $45.3 million, compared with 1998 second-quarter income of $31.4 million. Net loss for the first six months of 1999 totaled $65.3 million, compared with net income of $106.7 million for the same 1998 period. For the first six months of 1999, loss from continuing operations totaled $61.2 million, compared with income of $47.2 million a year earlier.

Operating profit increased 83% in the 1999 second quarter, compared with the same 1998 period, due to improved results from exploration and production. The increase in operating profit was due primarily to higher crude oil sales volumes and increased prices for crude oil and natural gas, partially offset by higher depreciation and depletion expense and lower natural gas sales volumes. Both the exploration and production and chemical operations contributed to the 43% increase in operating profit for the first six months of 1999 compared with the same 1998 period. The increase in operating profit was due primarily to higher crude oil sales volumes, lower exploration expense, lower domestic titanium dioxide pigment production costs and higher domestic pigment sales prices. Partially offsetting were higher depreciation and depletion expense, lower crude oil and natural gas sales prices and lower natural gas sales volumes.

Other expense for the second quarter of 1999 totaled $57.8 million, compared with $35.9 million for the 1998 quarter. The increase was due primarily to higher net interest expense and lower insurance claims settlements, partially offset by gains on sale of assets, compared with 1998 losses and higher foreign currency transaction gains. Other expense for the first six months of 1999 was $257.3 million, compared with $63.2 million for the 1998 period. This increase was due primarily to merger costs, higher net interest expense, lower insurance claims settlements and lower equity income, partially offset by foreign currency transaction gains, compared with 1998 losses.

The income tax provision was $31.8 million for the 1999 second quarter, compared with $6.3 million for the 1998 period. The income tax benefit was $12.3 million for the first six months of 1999, compared with a provision for income taxes of $17.9 million for the 1998 period. The provision for both 1998 periods included a tax benefit of $11.1 million resulting from an income tax settlement. The income tax benefit for the first six months of 1999 included a $44.6 million tax benefit related to the $155.1 million in merger costs. Excluding these special items in all periods, the provision for income taxes was $31.8 million and $32.3 million for the second quarter and first six months of 1999, respectively, compared with $17.4 million and $29 million for the respective 1998 periods. The increase for both 1999 periods was due to higher pretax income excluding the special items, partially offset by lower effective tax rates.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the second quarter and first six months of 1999, compared with the same periods last year.

                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
(Millions of dollars)                                   1999             1998              1999             1998
                                                      -----------------------          -------------------------

Sales
     Exploration and production                       $422.5           $335.2          $  705.6         $  663.6
     Chemicals                                         234.6            265.8             437.3            444.0
                                                      ------           ------          --------         --------
                                                       657.1            601.0           1,142.9          1,107.6
     All other                                            .1               .1                .2               .2
                                                      ------           ------          --------         --------
         Total Sales                                  $657.2           $601.1          $1,143.1         $1,107.8
                                                      ======           ======          ========         ========

Operating Profit
     Exploration and production                       $101.0           $ 38.8          $  121.8         $   71.6
     Chemicals                                          33.9             34.8              62.0             56.7
                                                      ------           ------          --------         --------
         Total Operating Profit                        134.9             73.6             183.8            128.3

Other Expense                                          (57.8)           (35.9)           (257.3)           (63.2)
                                                      ------           ------          --------         --------

Income (Loss) from Continuing Operations
     before Income Taxes                                77.1             37.7             (73.5)            65.1

Provision (Benefit) for Income Taxes                    31.8              6.3             (12.3)            17.9
                                                      ------           ------          --------         --------
Income (Loss) from Continuing Operations                45.3             31.4             (61.2)            47.2

Discontinued Operations, Net of Income Taxes               -             51.5                 -             59.5

Cumulative Effect of a Change in Accounting
     Principle, Net of Income Taxes                        -                -              (4.1)               -
                                                      ------           ------          --------         --------

Net Income                                            $ 45.3           $ 82.9          $  (65.3)        $  106.7
                                                      ======           ======          ========         ========


Exploration and Production -

Operating profit for the second quarter of 1999 was $101 million, compared with $38.8 million for the same 1998 period. Operating profit for the first six months of 1999 and 1998 was $121.8 million and $71.6 million, respectively. Second-quarter 1999 operating profit was higher due primarily to higher crude oil and natural gas sales prices and higher crude oil sales volumes, partially offset by higher depreciation and depletion expense and lower natural gas sales volumes. Operating profit for the first six months of 1999 was higher due to higher crude oil sales volumes and lower exploration expenses, partially offset by higher depreciation and depletion expense, lower crude oil and natural gas sales prices, and lower natural gas sales volumes.

Revenues were $422.5 million and $335.2 million for the three months ended June 30, 1999 and 1998, respectively, and $705.6 million and $663.6 million for the first six months of 1999 and 1998, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the second quarter and first six months of 1999 and 1998.



                                            Three Months Ended           %               Six Months Ended            %
                                                 June 30,            Increase                June 30,            Increase
                                             1999         1998      (Decrease)           1999         1998      (Decrease)
                                         -------------------------------------        ------------------------------------

Crude oil sales
    (thousands of bbls/day)
        Domestic
           Offshore                          61.7         43.7           41              56.0         44.3           26
           Onshore                           18.8         24.8          (24)             18.9         25.4          (26)
        North Sea                           117.2         93.0           26             107.1         82.5           30
        Other International                  15.1         18.9          (20)             15.7         18.5          (15)
                                            -----        -----                          -----        -----
           Total proprietary sales          212.8        180.4           18             197.7        170.7           16
        Proportionate interest in
           equity affiliate's sales           6.8          7.1           (4)              6.8          7.2           (6)
                                            -----        -----                          -----        -----
               Total                        219.6        187.5           17             204.5        177.9           15
                                            =====        =====                          =====        =====

Average crude oil sales price
    (per barrel)
        Domestic
           Offshore                        $13.93       $11.85           18            $12.06       $12.83           (6)
           Onshore                          15.82        12.73           24             13.51        13.52            -
        North Sea                           15.18        12.75           19             13.57        13.23            3
        Other International                 12.99        10.22           27             10.84        10.79            -
               Average                     $14.81       $12.64           17            $13.01       $13.30           (2)

Natural gas sold (MMCF/day)
        Domestic
           Offshore                           376          346            9               362          329           10
           Onshore                            172          219          (21)              168          221          (24)
        North Sea                              43           46           (7)               51           48            6
                                            -----        -----                          -----        -----
           Total proprietary sales            591          611           (3)              581          598           (3)
        Proportionate interest in
           equity affiliate's sales            81           63           29                81           63           29
                                            -----        -----                          -----        -----
               Total                          672          674            -               662          661            -
                                            =====        =====                          =====        =====

Average natural gas sales price
    (per MCF)
        Domestic
           Offshore                         $2.16        $2.17            -             $1.93        $2.16          (11)
           Onshore                           2.18         2.07            5              1.90         2.10          (10)
        North Sea                            2.28         2.35           (3)             2.42         2.55           (5)
               Average                      $2.28        $2.15            6             $2.10        $2.18           (4)

Chemicals -

Second-quarter 1999 operating profit was $33.9 million on revenues of $234.6 million, compared with operating profit of $34.8 million on revenues of $265.8 million for the same 1998 period. For the first six months of 1999 and 1998, operating profit was $62 million and $56.7 million, respectively, on revenues of $437.3 million and $444 million, respectively.

Revenues for the second quarter of 1999 decreased due to lower European pigment sales volumes and prices, lower forest product sales volumes and lower electrolytic products sales prices and volumes. Revenues for the first six months of 1999 declined due to lower forest products sales volumes and lower electrolytic products sales prices and volumes, partially offset by higher European pigment sales volumes and higher domestic pigment sales prices.

Operating profit for the second quarter of 1999 decreased slightly due to lower revenues and higher European pigment per-unit production costs, partially offset by lower domestic pigment per-unit production costs. For the first six months of 1999, operating profit increased due to lower domestic pigment per-unit production costs, partially offset by lower revenues.

Financial Condition

At June 30, 1999, the company's net working capital position was $192.1 million, compared with a negative $16.5 million at June 30, 1998, and a negative $173.3 million at December 31, 1998. The current ratio was 1.2 to 1 at June 30, 1999, compared with 1.0 to 1 at June 30, 1998, and .8 to 1 at December 31, 1998. The company's percentage of net debt (debt less cash) to capitalization was 67% at June 30, 1999, compared with 56% at June 30, 1998, and 61% at December 31, 1998.

The company had unused lines of credit and revolving credit facilities of $942 million at June 30, 1999. Of this amount, $535 million and $265 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and Kerr-McGee Oil (U.K.) PLC, respectively.

In July  and  August  1999,  the  company  issued  $330  million of 5 1/2%  Debt
Exchangeable for Common Stock (DECS) due August 2, 2004. The DECS are exchangeable at maturity for shares of Devon Energy Corporation common stock or, at the option of the company, the cash equivalent of such common stock. The proceeds received by the company were used to reduce its outstanding indebtedness under variable interest rate credit agreements.

Cash capital expenditures for the first six months of 1999 totaled $274.3 million, compared with $567.8 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico and North Sea, were 84% of the 1999 total. Chemical expenditures were 16% of the 1999 amount. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

Year 2000 Program

In 1996, the company established a formal Year 2000 Program (Program) to assess and correct Year 2000 problems in both information technology and non-information technology systems. The Program is organized into two major areas: Business Systems and Facilities Integrity. Business Systems include replacement and upgrade of computer hardware and software, including major business applications such as purchasing, inventory, engineering, financial, human resources, etc. Facilities Integrity encompasses telecommunications, plant process controls, instrumentation and embedded chip systems as well as an assessment of third-party Year 2000 readiness. The Program is generally divided into the following phases:

o Identification, evaluation and prioritization of systems that need to be modified or replaced.
o       Remediation work to modify existing systems or install new systems.
o       Testing and validation of the systems and applications.
o       Contingency planning.

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

The company is also developing contingency plans to address potential failure of critical systems and/or critical suppliers. These plans may include items such as activating manual systems, placing operations on standby and other procedures to accommodate significant disruptions that could be caused by system failures. When appropriate, alternative providers are being identified in the event that certain critical suppliers are unable to provide an acceptable level of service to the company. Contingency plans that address business critical areas are expected to be completed by the end of the third quarter of 1999.

As of June 30, 1999, 100% of the pre-merger work on the Business Systems projects had been completed. Most of these projects were system replacements to improve business functionality and were not undertaken solely because of Year 2000 issues. As a result of the merger with Oryx, Year 2000 Programs for both companies were combined. Most of the Oryx business systems have been replaced with Year 2000 compliant systems already in place at Kerr-McGee. The remaining business systems are being tested for Year 2000 readiness and modified as required. These Year 2000 activities are scheduled to be completed near the end of the third quarter of 1999.

Approximately 90% of the planned work on Facilities Integrity has also been completed, including additional activities resulting from the merger. Critical activities are expected to be completed by the end of the third quarter of 1999. However, some ongoing work in areas of contingency planning, third-party communications, auditing and year-end communication response planning is expected to continue through the end of 1999.

Program expenditures for the merged company activities total approximately $48 million from inception through June 30, 1999. Expenditures for the second quarter of 1999 were less than $1 million. The total cost to achieve Year 2000 readiness is estimated to be $51 million for the entire Program, which is not material to the company's consolidated results of operations, financial position or cash flows. Program expenditures are provided through internally generated funds and selective short-term and/or long-term borrowings.

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


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None

Item 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits -

      Exhibit No.

        4.6 The company agrees to furnish the Securities and Exchange Commission, upon request, a copy of the Prospectus Supplement dated July 27, 1999, relating to the company's 5 1/2% Exchangeable Notes due August 2, 2004.

       27.0       Financial Data Schedule

      (b)  Reports on Form 8-K

           Current Report on Form 8-K dated April 29, 1999, and filed April 30, 1999, for purposes of reporting, under Item 5, the company's first-quarter 1999 earnings and related information.

           Current Report on Form 8-K dated May 11, 1999, and filed May 12, 1999, for purposes of reporting under Item 5, the company's 1998 accomplishments and 1999 plan as presented at the annual stockholders' meeting and issued in a press release.

           Current Report on Form 8-K dated February 26, 1999, and filed June 4, 1999, for purposes of reporting under Items 5 and 7, certain information pertaining to the merger between the company and Oryx Energy Company and supplemental financial statements for the three years ended December 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KERR-McGEE CORPORATION


Date   August 13, 1999                    By:   (Deborah A. Kitchens)
       ---------------                          -------------------------------
                                                 Deborah A. Kitchens
                                                  Vice President and Controller
                                                  and Chief Accounting Officer