Form 10-Q
period 1999-09-30
KERR MCGEE CORP
filed 1999-11-15
CIK 55458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

                                    Yes X No

Number  of  shares  of  common   stock,  $1.00  par  value,  outstanding  as  of
October 31, 1999:  86,466,032




                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
(Millions of dollars, except per-share amounts)                 1999              1998             1999         1998
                                                             -------------------------        ----------------------

Sales                                                         $752.5            $556.0         $1,895.6      $1,663.8
                                                              ------            ------         --------      --------

Costs and Expenses
    Costs and operating expenses                               279.5             274.9            773.0         771.1
    Selling, general and administrative expenses                41.1              72.8            156.3         180.0
    Depreciation and depletion                                 159.2             152.9            447.5         427.1
    Exploration, including dry holes and
        amortization of undeveloped leases                      24.7              45.8             94.1         150.3
    Taxes, other than income taxes                              21.9              15.6             54.5          44.6
    Merger costs                                                   -                 -            155.1            -
    Interest and debt expense                                   50.4              39.6            140.9         114.2
                                                             -------           -------        ---------      --------
               Total Costs and Expenses                        576.8             601.6          1,821.4       1,687.3
                                                             -------           -------        ---------     ---------

                                                               175.7             (45.6)            74.2         (23.5)
Other Income (Loss)                                            (14.2)            (29.7)            13.8          13.3
                                                             -------           -------        ---------     ---------

Income (Loss) from Continuing Operations before
    Income Taxes                                               161.5             (75.3)            88.0         (10.2)
Provision (Benefit) for Income Taxes                            63.8              (7.8)            51.5          10.1
                                                             -------           -------        ---------     ---------

Income (Loss) from Continuing Operations                        97.7             (67.5)            36.5         (20.3)
Income from Discontinued Operations (net of
    provision for income taxes of $121.7 and $155.7
    for the third quarter and the first nine months
    of 1998, respectively)                                         -             217.9                -         277.4
Cumulative Effect of Change in Accounting Principle
    (net of benefit for income taxes of $2.2)                      -                 -             (4.1)           -
                                                             -------           -------        ---------      --------

Net Income                                                   $  97.7            $150.4        $    32.4     $   257.1
                                                             =======            ======        =========     =========

Net Income (Loss) per Common Share
    Basic and Diluted
        Continuing operations                                $  1.13           $ (.77)        $     .42     $   (.23)
        Discontinued operations                                    -             2.50                 -         3.19
        Cumulative effect of change in
           accounting principle                                    -                 -             (.05)           -
                                                             -------           -------        ---------     --------

               Total                                         $  1.13           $ 1.73         $     .37     $   2.96
                                                             =======           ======         =========     ========


The accompanying notes are an integral part of this statement.



                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                  September 30,      December 31,
(Millions of dollars)                                                      1999              1998
                                                                  -------------------------------

ASSETS
Current Assets
    Cash                                                              $   184.4         $   121.0
    Notes and accounts receivable                                         561.9             388.4
    Inventories                                                           265.2             247.1
    Deposits and prepaid expenses                                          85.2             120.2
                                                                      ---------         ---------
        Total Current Assets                                            1,096.7             876.7
                                                                      ---------         ---------

Property, Plant and Equipment                                          10,858.1          10,651.7
    Less reserves for depreciation,
    depletion and amortization                                          6,795.7           6,498.9
                                                                      ---------         ---------
                                                                        4,062.4           4,152.8
                                                                      ---------         ---------

Investments and Other Assets                                              714.6             421.8
                                                                      ---------         ---------

                                                                       $5,873.7          $5,451.3
                                                                       ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term borrowings                                             $     6.6         $    35.8
    Accounts payable                                                      330.1             385.3
    Long-term debt due within one year                                    120.1             235.6
    Other current liabilities                                             370.0             393.3
                                                                      ---------         ---------
        Total Current Liabilities                                         826.8           1,050.0
                                                                      ---------         ---------

Long-Term Debt                                                          2,475.9           1,978.5
                                                                      ---------         ---------

Deferred Credits and Reserves                                           1,126.8           1,077.3
                                                                      ---------         ---------

Stockholders' Equity
    Common stock, par value $1 - 300,000,000
        shares authorized, 93,474,191 shares issued at
        9-30-99 and 93,378,069 shares issued at 12-31-98                   93.5              93.4
    Capital in excess of par value                                      1,284.3           1,282.2
    Preferred stock purchase rights                                          .5                .5
    Retained earnings                                                     506.1             527.0
    Accumulated other comprehensive income (loss)                          71.6             (36.0)
    Common shares in treasury, at cost - 7,010,790
        shares at both 9-30-99 and 12-31-98                              (387.8)           (387.8)
    Deferred compensation                                                (124.0)           (133.8)
                                                                      ---------         ---------
        Total Stockholders' Equity                                      1,444.2           1,345.5
                                                                      ---------         ---------

                                                                       $5,873.7          $5,451.3
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




                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Nine Months Ended
                                                                           September 30,
(Millions of dollars)                                                   1999             1998
                                                                     ------------------------

Operating Activities
Net income                                                           $  32.4           $257.1
Adjustments to reconcile to net cash
    provided by operating activities -
        Depreciation, depletion and amortization                       478.4            466.9
        Dry hole costs                                                  24.0             65.4
        Deferred income taxes                                           21.2              7.6
        Gain on sale of discontinued coal operations                      -            (257.3)
        Gain on sale and retirement of assets                           (3.4)            (3.8)
        Noncash items affecting net income                             166.0             14.8
        Other net cash used in operating activities                   (385.5)          (198.1)
                                                                     -------           ------
           Net Cash Provided by Operating Activities                   333.1            352.6
                                                                     -------           ------

Investing Activities
Capital expenditures                                                  (387.6)          (870.6)
Acquisitions                                                           (65.9)          (515.9)
Proceeds from the sale of discontinued coal operations                    -             598.8
Proceeds from sale of assets                                             3.9             65.4
Other investing activities                                             (10.2)            11.8
                                                                     -------           ------
           Net Cash Used in Investing Activities                      (459.8)          (710.5)
                                                                     -------           ------


Financing Activities
Issuance of long-term debt                                             999.5            626.3
Repayment of long-term debt                                           (639.3)           (92.7)
Decrease in short-term borrowings                                      (29.2)           (25.0)
Dividends paid                                                         (99.5)           (64.4)
Other financing activities                                             (37.0)           (20.0)
                                                                     -------           ------
           Net Cash Provided by Financing Activities                   194.5            424.2
                                                                     -------           ------

Effects of Exchange Rate Changes on Cash and Cash Equivalents           (4.4)               -
                                                                     -------           ------

Net Increase in Cash and Cash Equivalents                               63.4             66.3

Cash and Cash Equivalents at Beginning of Period                       121.0            192.3
                                                                     -------           ------

Cash and Cash Equivalents at End of Period                           $ 184.4           $258.6
                                                                     =======           ======


The accompanying notes are an integral part of this statement.




                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



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

B. Effective January 1, 1999, the company adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities to be expensed as incurred. Unamortized start-up costs at the beginning of the year were required to be recognized as a cumulative effect of a change in accounting principle.

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

C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                 Nine Months Ended
                                                   September 30,
     (Millions of dollars)                        1999         1998
                                               --------------------

     Income tax payments                        $ 74.8       $123.5
     Less refunds received                       (60.0)       (34.0)
                                                ------      -------
     Net income tax payments                    $ 14.8      $  89.5
                                                ======      =======

     Interest payments                          $121.4      $  93.4
                                                ======      =======

D. During the third quarter of 1999 and 1998, comprehensive income was $220.4 million and $152.4 million, respectively. For the nine months ended September 30, 1999 and 1998, comprehensive income was $139.9 million and $258.5 million, respectively.

E. Investments in equity affiliates totaled $60.2 million at September 30, 1999, and $170.1 million at December 31, 1998. Equity income (loss) related to the investments is included in Other Income (Loss) in the Consolidated Statement of Income and totaled $4.1 million and $(24.6) million for the three months ended September 30, 1999 and 1998, respectively. For the first nine months of 1999, equity income (loss) totaled $11.2 million, compared with $(12.6) million for the same 1998 period.

     During the 1999 third quarter, the company's ownership percentage in Devon Energy Company, an equity affiliate, decreased as a result of Devon issuing additional common stock in its merger with PennzEnergy. The company's ownership percentage of approximately 20% was diluted to approximately 14% after the Devon merger. As a result, the company no longer accounts for its investment in Devon under the equity method. The difference between the company's carrying amount of the investment before the merger and the underlying net book value of the investment after the merger was $58.1 million, net of deferred taxes, and was reflected as an adjustment to retained earnings.

     The Devon equity securities are considered to be available for sale and are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market price. At September 30, 1999, the fair value of the equity securities totaled $412.5 million compared with a cost of $208.8 million. The gross unrealized holding gain totaled $203.7 million. The unrealized holding gain, net of taxes, was $132.4 million at September 30, 1999, and was included as a component of Accumulated Other Comprehensive Income
     (Loss).

F. Income (loss) from continuing operations for purposes of computing both basic and diluted earnings per share was $97.7 million and $(67.5) million for the three months ended September 30, 1999 and 1998, respectively, and $36.5 million and $(20.3) million for the nine months ended September 30, 1999 and 1998, respectively. A reconciliation of the average shares outstanding used to compute basic earnings per share to the shares used to compute diluted earnings per share for both periods is presented below:



                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                       September 30,
                                                              1999              1998             1999              1998
                                                           ---------------------------        ---------------------------

     Averages shares outstanding - basic                   86,430,933       86,839,528        86,393,940       86,794,308
     Dilutive effect of stock options                         193,371                -            50,147                -
     Dilutive effect of debentures *                                -                -                 -                -
                                                           ----------       ----------        ----------       ----------
     Average shares outstanding assuming dilution          86,624,304       86,839,528        86,444,087       86,794,308
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

     Offsite Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and has designated Chemical as a potentially responsible party in these four areas. Two of the four areas are presently being studied to determine the extent of contamination and the nature of any remedy. These two are known as the Sewage Treatment Plant and Kress Creek. The EPA previously issued unilateral administrative orders for the other two areas (known as the residential areas and Reed-Keppler Park), which require Chemical to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. Without waiving any of its rights or defenses, Chemical has begun the cleanup of the two areas for which unilateral administrative orders have been issued.

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

     Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the U. S. Department of Energy is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1998 to increase the amount authorized to $140 million plus inflation adjustments. Through October 31, 1999, Chemical has been reimbursed approximately $69 million under Title X. These reimbursements are provided by congressional appropriations.

     OTHER MATTERS

     The company's current and former operations involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company to clean up various sites at which petroleum, chemicals, low-level radioactive substances or other regulated materials have been disposed of or released. Some of these sites have been designated Superfund sites by the EPA pursuant to CERCLA. The company is also a party to legal proceedings involving environmental matters pending in various courts and agencies. In addition, the company and/or its subsidiaries are also parties to a number of other legal proceedings pending in various courts or agencies in which the company and/or its subsidiaries appear as plaintiff or defendant.

     The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental and legal matters because of the difficulty of predicting cleanup requirements and estimating cleanup costs, the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties, the continually changing nature of environmental laws and regulations, and the uncertainty inherent in legal matters.

     As of September 30, 1999, the company has recorded reserves totaling $201 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $139 million for the former West Chicago facility, the residential areas and Reed-Keppler Park. Management believes, after consultation with general counsel, that currently the company has reserved adequately for contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liability, including any liability at sites now being studied, though management cannot now reliably estimate the amount of any future additions to the reserves. Historical expenditures at all sites from inception through September 30, 1999 total $628 million.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 1999 Results with 1998 Results

CONSOLIDATED OPERATIONS

Third-quarter 1999 net income totaled $97.7 million, compared with $150.4 million for the same 1998 period. Income from continuing operations for the 1999 third quarter totaled $97.7 million, compared with a 1998 third-quarter loss from continuing operations of $67.5 million. Net income for the first nine months of 1999 totaled $32.4 million, compared with net income of $257.1 million for the same 1998 period. For the first nine months of 1999, income from continuing operations totaled $36.5 million, compared with a loss from continuing operations of $20.3 million a year earlier.

Operating profit for the 1999 third quarter was $239.1 million, compared with $11.1 million in the same 1998 quarter. Operating profit for the first nine months of 1999 was $422.9 million, compared with $139.4 million for the same 1998 period. The improved results for both 1999 periods reflect higher crude oil and natural gas sales prices, higher crude oil sales volumes, lower exploration expense and the 1998 restructuring reserve. Partially offsetting for both periods were higher depreciation and depletion expense and higher exploration and production operating expense.

Other expense for the third quarter of 1999 totaled $77.6 million, compared with $86.4 million for the 1998 quarter. The decrease was due primarily to a 1998 write-down taken by the company's then-equity affiliate and a lower foreign currency transaction loss, partially offset by higher net interest expense and higher litigation and employee benefits accruals. Other expense for the first nine months of 1999 was $334.9 million, compared with $149.6 million for the 1998 period. This increase was due primarily to merger costs, higher net interest expense, lower insurance claims settlements and higher litigation and employee benefits accruals, partially offset by a 1998 write-down by the company's then-equity affiliate and foreign currency transaction gains compared with 1998 losses.

The income tax provision was $63.8 million for the 1999 third quarter, compared with a tax benefit of $7.8 million for the 1998 period. The benefit for the 1998 third quarter included $6.5 million relating to the enactment of a lower tax rate in the United Kingdom and an $11.1 million benefit from the 1998 restructuring reserve. The increase in the 1999 third quarter was primarily due to higher pretax income. The income tax provision was $51.5 million for the first nine months of 1999, compared with $10.1 million for the 1998 period. The provision for the first nine months of 1999 included a $44.6 million tax benefit related to the $155.1 million in merger costs. The provision for income taxes for the nine months ended September 30, 1998, included tax benefits of $11.1 million resulting from an income tax settlement, $11.1 million from the 1998 restructuring reserve and $6.5 million from the United Kingdom tax rate change. The increase in 1999 was due to higher pretax income, partially offset by lower effective tax rates.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the third quarter and first nine months of 1999, compared with the same periods last year.

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
(Millions of dollars)                                   1999             1998              1999             1998
                                                      -----------------------          -------------------------

Sales
     Exploration and production                       $510.2           $305.7          $1,215.8         $  969.3
     Chemicals                                         242.3            250.3             679.6            694.3
                                                      ------           ------          --------         --------
                                                       752.5            556.0           1,895.4          1,663.6
     All other                                             -                -                .2               .2
                                                      ------           ------          --------         --------
         Total Sales                                  $752.5           $556.0          $1,895.6         $1,663.8
                                                      ======           ======          ========         ========

Operating Profit (Loss)
     Exploration and production                        209.5            (18.0)         $  331.3             53.6
     Chemicals                                          29.6             29.1              91.6             85.8
                                                      ------           ------          --------         --------
         Total Operating Profit                        239.1             11.1             422.9            139.4

Other Expense                                          (77.6)           (86.4)           (334.9)          (149.6)
                                                      ------           ------          --------         --------

Income (Loss) from Continuing Operations
     before Income Taxes                               161.5            (75.3)             88.0            (10.2)

Provision (Benefit) for Income Taxes                    63.8             (7.8)             51.5             10.1
                                                      ------           ------          --------         --------
Income (Loss) from Continuing Operations                97.7            (67.5)             36.5            (20.3)

Discontinued Operations, Net of Income Taxes               -            217.9                 -            277.4

Cumulative Effect of a Change in Accounting
     Principle, Net of Income Taxes                        -                -              (4.1)               -
                                                      ------           ------          --------         --------

Net Income                                            $ 97.7           $150.4          $   32.4         $  257.1
                                                      ======           ======          ========         ========


Exploration and Production -

Third quarter 1999 operating profit was $209.5 million, compared with an operating loss of $18 million for the same 1998 quarter. Operating profit for the first nine months of 1999 and 1998 was $331.3 million and $53.6 million, respectively. Operating profit in both 1999 periods was higher due primarily to higher crude oil and natural gas sales prices, higher crude oil sales volumes, lower exploration expense and the 1998 restructuring reserve, partially offset by higher depreciation and depletion expense and higher operating expense.

Revenues were $510.2 million and $305.7 million for the three months ended September 30, 1999 and 1998, respectively, and $1,215.8 million and $969.3 million for the first nine months of 1999 and 1998, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the third quarter and first nine months of 1999 and 1998.



                                            Three Months Ended           %               Nine Months Ended           %
                                               September 30,         Increase              September 30,         Increase
                                             1999         1998      (Decrease)           1999         1998      (Decrease)
                                           -----------------------------------        ------------------------------------

Crude oil sales
    (thousands of bbls/day)
        Domestic
           Offshore                          63.4         37.9           67              58.4         42.1           39
           Onshore                           18.5         22.8          (19)             18.6         24.5          (24)
        North Sea                           108.1         91.1           19             107.4         85.4           26
        Other International                  15.2         20.7          (27)             15.6         19.3          (19)
                                            -----        -----                          -----        -----
           Total                            205.2        172.5           19             200.0        171.3           17
                                            =====        =====                          =====        =====

Average crude oil sales price
    (per barrel)
        Domestic
           Offshore                        $18.21       $11.19           63            $14.31       $12.33           16
           Onshore                          20.25        12.20           66             15.80        13.11           21
        North Sea                           20.51        12.28           67             15.92        12.89           24
        Other International                 16.03         9.27           73             12.55        10.24           23
               Average                     $19.57       $12.16           61            $15.28       $12.91           18

Natural gas sold (MMCF/day)
        Domestic
           Offshore                           345          314           10               356          324           10
           Onshore                            171          220          (22)              167          221          (24)
        North Sea                              50           40           25                50           45           11
                                            -----        -----                          -----        -----
           Total                              566          574           (1)              573          590           (3)
                                            =====        =====                          =====        =====

Average natural gas sales price
    (per MCF)
        Domestic
           Offshore                         $2.63        $1.96           34             $2.16        $2.09            3
           Onshore                           2.69         1.89           42              2.17         2.03            7
        North Sea                            1.70         2.18          (22)             2.18         2.44          (11)
               Average                      $2.64        $2.01           31             $2.28        $2.13            7


Chemicals -

Third-quarter 1999 operating profit was $29.6 million on revenues of $242.3 million, compared with operating profit of $29.1 million on revenues of $250.3 million for the same 1998 period. For the first nine months of 1999 and 1998, operating profit was $91.6 million and $85.8 million, respectively, on revenues of $679.6 million and $694.3 million, respectively.

Revenues for the 1999 third quarter declined primarily due to lower pigment and electrolytic products sales prices and lower forest products sales volumes, partially offset by higher pigment sales volumes. Revenues for the first nine months of 1999 decreased due to lower European pigment sales prices, lower forest products sales volumes and lower electrolytic products sales prices and volumes, partially offset by higher domestic pigment sales prices. Operating profit for both 1999 periods increased primarily due to lower operating expense for the domestic pigment operations partially offset by lower revenues.

Financial Condition

At September 30, 1999, the company's net working capital position was $269.9 million, compared with a negative $173.3 million at December 31, 1998. The current ratio was 1.3 to 1 at September 30, 1999, compared with .8 to 1 at December 31, 1998. The company's percentage of net debt (debt less cash) to capitalization was 62% at September 30, 1999, compared with 61% at December 31, 1998.

On November 1, 1999, the company issued $150 million variable interest rate notes due November 1, 2001. The interest rate will adjust quarterly based on the three-month LIBOR plus 0.50%. The proceeds received by the company will be used for general corporate purposes, including repayment of outstanding commercial paper.

The company had unused lines of credit and revolving credit facilities of $1,505.9 million at September 30, 1999. Of this amount, $835 million and $150 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and Kerr-McGee Oil (U.K.)
PLC, respectively.

Cash capital expenditures for the first nine months of 1999 totaled $387.6 million, compared with $870.6 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico and U.K. North Sea, were 83% of the 1999 total. Chemical and other expenditures were 17% of the 1999 amount. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

Year 2000 Readiness Disclosure

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

An integral part of the Program is communication with third parties to assess the extent and status of their Year 2000 efforts. Formal communications have been ongoing with critical suppliers to determine whether their operations and/or the products and services provided to the company will be Year 2000 ready. In addition, the company has contacted key customers and partners requesting information regarding their Year 2000 readiness. The company continues to evaluate responses and make additional inquiries as needed.

The company has developed contingency plans to address potential failure of critical systems and/or critical suppliers. These plans may include items such as activating manual systems, placing operations on standby and other procedures to accommodate significant disruptions that could be caused by system failures. When appropriate, alternative providers are being identified in the event that certain critical suppliers are unable to provide an acceptable level of service to the company. Contingency plans that address business critical areas were completed in the third quarter of 1999.

As of September 30, 1999, 100% of the pre-merger work on the Business Systems projects had been completed. Most of these projects were system replacements to improve business functionality and were not undertaken solely because of Year 2000 issues. As a result of the merger with Oryx, Year 2000 Programs for both companies were combined. Most of the Oryx business systems have been replaced with Year 2000 compliant systems already in place at Kerr-McGee. The remaining business systems are being tested for Year 2000 readiness and modified as required. All critical Business System projects for the merged company had been completed by September 30, 1999. There are, however, still some Year 2000 related Business System projects ongoing with final completion expected before year end 1999.

As of September 30, 1999, all critical activities associated with Facilities Integrity had been completed, including additional activities resulting from the merger. However, some ongoing work in areas of contingency planning, third-party communications, auditing and year-end communication response planning is expected to continue through the end of 1999. Total Program expenditures for the merged company's Year 2000 activities are approximately $50 million from inception through September 30, 1999. Expenditures for the third quarter of 1999 were approximately $1.5 million. The total cost to achieve Year 2000 readiness is estimated to be $51 million for the entire 3 1/2 year Program, which is not material to the company's consolidated results of operations, financial position or cash flows. Program expenditures are provided through internally generated funds.

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

                           Forward-Looking Information

Statements in this report as to the company's or management's intentions, beliefs or expectations for the future are "forward-looking statements" within the meaning of the Securities Litigation Reform Act. Statements that describe the company's Year 2000 readiness also contain a number of forward-looking statements. Such statements may be affected by various factors and are subject to numerous risks such as the accuracy of the assumptions that underlie the statements, the success of the oil and gas exploration and production program, drilling risks, the market price of Kerr-McGee's products, uncertainties in interpreting engineering data, demand for consumer products for which Kerr-McGee's businesses supply raw materials, general economic conditions and other factors and risks discussed in the company's SEC filings, including Forms 10-K, 10-Q and 8-K/A.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None

Item 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits -

      Exhibit No.

        4.6 The company agrees to furnish the Securities and Exchange Commission, upon request, a copy of the Offering Memorandum dated November 1, 1999, relating to the company's variable interest rate notes due November 1, 2001.

       27.0       Financial Data Schedule

      (b)  Reports on Form 8-K

           Current Report on Form 8-K/A dated February 26, 1999, and filed July 16, 1999, for purposes of reporting, under Item 5 and 7, certain information pertaining to the merger between the company and Oryx Energy Company, supplemental financial statements for the three years ended December 31, 1998, and exhibits.

           Current Report on Form 8-K/A dated February 26, 1999, and filed July 26, 1999, for purposes of reporting, under Item 5 and 7, certain information pertaining to the merger between the company and Oryx Energy Company, supplemental financial statements for the three years ended December 31, 1998, and exhibits.

           Current Report on Form 8-K dated July 27, 1999, and filed July 28, 1999, for purposes of reporting, under Items 5 and 7, certain information pertaining to the company's offering of five-year notes in the form of Debt Exchangeable for Common Stock (DECS).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KERR-McGEE CORPORATION


Date    November 12, 1999              By:   (Deborah A. Kitchens)
        -----------------              -------------------------------------
                                              Deborah A. Kitchens
                                              Vice President and Controller
                                              and Chief Accounting Officer