Form 10-K
period 1999-12-31
KERR MCGEE CORP
filed 2000-03-30
CIK 55458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                         WHICH REGISTERED
         -------------------------------             ------------------------

         Common Stock $1 Par Value                   New York Stock Exchange
         Preferred Share Purchase Right
         8-1/2% Sinking Fund Debentures,
             Due June 1, 2006                        New York Stock Exchange
         7-1/2% Convertible Subordinated
             Debentures Due May 15, 2014             New York Stock Exchange
         5-1/2% Exchangeable Notes
             Due August 2, 2004                      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.     Yes    [X]                  No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.2 billion as of February 29, 2000.

The number of shares of common stock outstanding as of February 29, 2000, was 94,135,511.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the Kerr-McGee Corporation 1999 Annual Report to Stockholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. The definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, is incorporated by reference in Part III of this Form 10-K.


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

         For a discussion of recent business developments, reference is made to the "Kerr-McGee/Oryx Merger" section of Management's Discussion and Analysis in the 1999 Annual Report to Stockholders, which discussion is incorporated by reference in Item 7, and the Exploration and Production discussion included in this Form 10-K. Additionally, business developments subsequent to year-end 1999 are discussed in Note 25 to the Consolidated Financial Statements in the 1999
Annual Report, which note is incorporated by reference in Item 8, and the Exploration and Production and Chemicals discussions in this Form 10-K.

                                INDUSTRY SEGMENTS

         For information as to business segments of the company, reference is made to Note 24 to the Consolidated Financial Statements in the 1999 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                           EXPLORATION AND PRODUCTION

         Kerr-McGee Corporation manages oil and gas operations worldwide. The company acquires leases and concessions and explores for, develops, produces and markets crude oil and natural gas through its subsidiaries, Kerr-McGee Oil & Gas Corporation, Kerr-McGee Oil and Gas Onshore LLC, Kerr-McGee Oil (U.K.) PLC, Kerr-McGee North Sea (U.K.) Limited, Kerr-McGee Resources (U.K.) Limited, Kerr-McGee China Petroleum Ltd. and various other subsidiaries.

         The areas of Kerr-McGee's offshore oil and gas exploration and/or production activities are the Gulf of Mexico, North Sea, Australia, Brazil, China, Thailand and Gabon. Onshore exploration and/or production operations are in the United States, Indonesia, the United Kingdom, Kazakhstan, Algeria, Ecuador, and Yemen.

-------------
         Except as indicated under Items 1 through 3, 5 through 8 and 10 through 14, no other information appearing in either the company's 1999 Annual Report to Stockholders or its 2000 Proxy Statement is deemed to be filed as part of this annual report on Form 10-K.

         The merger of Kerr-McGee Corporation and Oryx Energy Company was completed on February 26, 1999. The merger created one of the largest U.S.-based independent oil and gas exploration and production companies based upon reserves. The combination resulted in significant additions to Kerr-McGee's core exploration and production operations in the United States and the North Sea and further contributed to the company's international exploration and production efforts. All prior period amounts in this report have been restated to reflect the combined company as though it had always been in existence.

         Kerr-McGee's average daily oil production during 1999 was 196,900 barrels, an increase of 14% from 1998. Kerr-McGee's average oil price was $17.15 per barrel in 1999, compared with $12.52 per barrel for 1998.

         During 1999, natural gas sales averaged 580 million cubic feet per day, down 1% from 1998 sales. The 1999 average natural gas price was $2.35 per thousand cubic feet, compared with $2.12 per thousand cubic feet for 1998.

         Kerr-McGee continued to add to its worldwide acreage inventory in 1999. Gross acreage at year-end 1999 was more than 43 million acres, an increase of 7% compared with year-end 1998.

Costs  Incurred,  Results of  Operations,  Sales  Prices,  Production  Costs and
--------------------------------------------------------------------------------
Capitalized Costs
-----------------

         Reference is made to Notes 26, 27 and 28 to the Consolidated Financial Statements in the 1999 Annual Report to Stockholders, which notes are incorporated by reference in Item 8. These notes contain information on the costs incurred in crude oil and natural gas activities for each of the past three years; results of operations from crude oil and natural gas activities, average sales prices per unit of crude oil and natural gas, and production costs per barrel of oil equivalent (BOE) for each of the past three years; and capitalized costs of crude oil and natural gas activities at December 31, 1999 and 1998.

Reserves
--------

         Kerr-McGee's estimated proved crude oil, condensate, natural gas liquids and natural gas reserves at December 31, 1999, and the changes in net quantities of such reserves for the three years then ended are shown in Note 29 to the Consolidated Financial Statements of the 1999 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

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

Undeveloped Acreage
-------------------

         As of December 31, 1999, the company had interests in undeveloped oil and gas leases in the Gulf of Mexico, onshore United States, the United Kingdom and Danish sectors of the North Sea and onshore and offshore in other international areas as follows:

                                           Gross              Net
Location                                  Acreage           Acreage
--------                                  -------           -------

United States -
     Offshore                            1,733,934         1,066,349
     Onshore                               886,304           494,069
                                        ----------        ----------
                                         2,620,238         1,560,418
                                        ----------        ----------

North Sea                                1,673,217           860,797
                                        ----------        ----------

Other international -
     Yemen                               9,879,761         4,724,346
     Australia                           8,175,232         3,642,818
     Thailand                            4,861,797         4,132,526
     Brazil                              3,877,510         1,388,137
     Gabon                               3,115,997           436,240
     Kazakhstan                          2,248,000         2,248,000
     Algeria                             1,878,587         1,878,587
     China                                 733,901           345,824
     Ecuador                               484,326           242,163
                                        ----------        ----------
                                        35,255,111        19,038,641
                                        ----------        ----------

         Total                          39,548,566        21,459,856
                                        ==========        ==========

Developed Acreage
-----------------

         At December 31, 1999, the company had interests in developed oil and gas acreage in the Gulf of Mexico, onshore United States, the United Kingdom sector of the North Sea, and onshore and offshore in other international areas as follows:
                                          Gross              Net
Location                                 Acreage           Acreage
--------                               ---------         ---------

United States -
     Offshore                            672,118           319,138
     Onshore                             858,371           477,381
                                       ---------         ---------
                                       1,530,489           796,519
                                       ---------         ---------

North Sea                                451,674           105,209
                                       ---------         ---------

Other international -
     Indonesia                         1,724,629           517,389
     Ecuador                             494,210           247,105
     China                                78,332            19,191
     Kazakhstan                            1,000             1,000
                                       ---------         ---------
                                       2,298,171           784,685
                                       ---------         ---------

        Total                          4,280,334         1,686,413
                                       =========         =========

Net Exploratory and Development Wells
-------------------------------------

         Domestic and international exploratory and development wells drilled during the three years ended December 31, 1999, are as follows.

                                           1999          1998           1997
                                           ----         -----          -----

Exploratory Wells - Net(1)
     United States
         Productive                        1.70          3.40           6.65
         Dry holes                         2.15          6.73           5.65
                                           ----         -----          -----
                                           3.85         10.13          12.30
                                           ----         -----          -----
    North Sea
         Dry holes                          .80          2.05            .40
                                           ----         -----          -----

     Other international
         Productive                           -          1.00           1.00
         Dry holes                          .80          5.64           1.37
                                           ----         -----          -----
                                            .80          6.64           2.37
                                           ----         -----          -----

              Total                        5.45         18.82          15.07
                                           ====         =====          =====


         The above 1999 net well count does not include 5.77 successful net wells (3.15 United States, 1.0 North Sea and 1.62 Other international) that were drilled in 1999 but are currently suspended.


                                           1999          1998           1997
                                          -----         -----         ------

Development Wells - Net(1)
     United States
         Productive                       34.87         46.99          81.11
         Dry holes                         5.38          8.00           6.00
                                          -----         -----         ------
                                          40.25         54.99          87.11
                                          -----         -----         ------
     North Sea
         Productive                        9.31         10.77           5.55
         Dry holes                          .51             -              -
                                          -----         -----         ------
                                           9.82         10.77           5.55
                                          -----         -----         ------

     Other international
         Productive                        2.05          4.54           9.12
         Dry holes                            -          1.00           1.00
                                          -----         -----         ------
                                           2.05          5.54          10.12
                                          -----         -----         ------

              Total                       52.12         71.30         102.78
                                          =====         =====         ======



(1)Net Wells - The total of the company's fractional working interests in "gross wells" expressed as the equivalent number of full-interest wells.


Gross and Net Wells
-------------------

         The number of productive oil and gas wells in which the company had an interest at December 31, 1999, is shown in the following table. These wells include 2,069 gross or 938.55 net wells associated with improved recovery projects and 274 gross or 168.38 net wells that have multiple completions but are included as single wells.

                                               Gross                    Net
Location                                       Wells                   Wells
--------                                       -----                 --------

Crude Oil
     United States                             2,514                 1,273.21
     North Sea                                   306                    79.14
     Ecuador                                      54                    19.17
     China                                        25                     6.13
     Kazakhstan                                   16                     8.00
     Indonesia                                    25                     7.50
                                               -----                 --------
                                               2,940                 1,393.15
                                               -----                 --------

Natural Gas
     United States                               856                   530.81
     North Sea                                    45                     3.48
                                               -----                 --------
                                                 901                   534.29
                                               -----                 --------

         Total                                 3,841                 1,927.44
                                               =====                 ========


Wells in Process of Drilling
----------------------------

         At year-end 1999, the company had wells classified as temporarily suspended or in the process of drilling as follows:

                                              Gross                    Net
                                              Wells                   Wells
                                              -----                   -----
     United States                              32                    13.54
     North Sea                                  24                    11.67
     Indonesia                                  17                     5.10
     China                                       5                     4.09
     Ecuador                                     4                     2.00
     Australia                                   5                     1.25
     Kazakhstan                                  2                     1.00
                                                --                    -----

         Total                                  89                    38.65
                                                ==                    =====


Crude Oil and Natural Gas Sales
-------------------------------

         The following table summarizes the sales of the company's crude oil and natural gas production for the past three years:

(Millions)                                      1999         1998           1997
                                            --------       ------       --------

Crude oil and condensate - barrels
     United States                              29.0         24.2           25.8
     North Sea                                  38.4         31.8           30.5
     Other international                         5.4          6.8            6.6
                                            --------       ------       --------
                                                72.8         62.8           62.9
                                            ========       ======       ========

Crude oil and condensate
     United States                          $  483.2       $307.6       $  472.8
     North Sea                                 687.1        411.0          578.3
     Other international                        77.7         67.8          101.1
                                            --------       ------       --------
                                            $1,248.0       $786.4       $1,152.2
                                            ========       ======       ========

Natural gas - MCF
     United States                             191.0        197.3          235.2
     North Sea                                  20.7         15.7           14.9
                                            --------       ------       --------
                                               211.7        213.0          250.1
                                            ========       ======       ========

Natural gas
     United States                          $  454.5       $413.2       $  571.9
     North Sea                                  43.8         38.7           36.4
                                            --------       ------       --------
                                            $  498.3       $451.9       $  608.3
                                            ========       ======       ========


Sales of Production
-------------------

         All of the company's crude oil and natural gas is sold at market prices. Kerr-McGee has formed strategic alliances with several energy marketing companies to sell substantially all of its domestic crude oil and natural gas production. International crude oil and natural gas is sold both under contract and through spot market sales in the geographic area of production.

Improved Recovery
-----------------

         The company continues to initiate and/or participate in improved recovery projects where geological, engineering and economic conditions are favorable. As of December 31, 1999, the company was participating in 39 active improved recovery projects located principally in Texas, Oklahoma, New Mexico and the United Kingdom sector of the North Sea. Most of the company's improved recovery operations incorporate water injection.

Exploration and Development Activities
--------------------------------------

Gulf of Mexico

         Since 1947, the Gulf of Mexico has been a focal area for Kerr-McGee, and represented 40% of Kerr-McGee's oil and gas production in 1999. The company's scale of operations significantly increased during 1999 with the merger of the Oryx assets. Kerr-McGee is now positioned as one of the largest independent producers in the Gulf of Mexico and has significantly expanded its deepwater exploration, exploitation and production activities.

         This deepwater strategy has begun to yield results, with 10 successful discovery and appraisal wells drilled in water depths greater than 600 feet in 1999. Discoveries for 1999 include the Kerr-McGee operated Nansen (50% K-M interest), Boomvang (30%) and West Boomvang (30%) prospects, where plans call for further appraisal drilling into 2000 followed by development drilling and facility installation. First production from these fields is anticipated in the first half of 2002. Discoveries were also made in Garden Banks blocks 200, 108/152 and 184. The Garden Banks 108/152 (45%) wells were completed in 1999 and have begun production. Garden Banks 184 (50%) block is expected to be brought on production in 2000 and Garden Banks 200 (25%) block should begin production by the first quarter of 2001.

         Also in 1999, Kerr-McGee added 241,473 net acres to its deepwater lease inventory through federal lease sales. All of these leases are in water depths greater than 600 feet. Additional acreage was also added through acquisitions and trades. The aggressive exploration drilling program initiated in mid-1999 is expected to continue, with anticipated drilling of 8 to 10 deepwater exploratory wells in 2000.

         During 1999, three new fields began production in the Gulf of Mexico. A summary of these and other major producing fields is as follows:

         Main Pass 162 (35%): First gas production from the Main Pass 162 Field began in September 1999. This two-well platform development located in 91 feet of water was producing approximately 14 million gross cubic feet of gas per day at year-end.

         Garden Banks 108 (45%): First production from this Kerr-McGee-operated field began in December 1999. The field was developed with a single subsea well tied back to the Kerr-McGee operated Garden Banks 65 Field. The well tested at a gross production rate of 6.7 million cubic feet of gas per day, which was constrained by facility capacity.

         Garden Banks 152 (45%): This Kerr-McGee-operated block came on line during December 1999 via a single subsea well tied back to the Garden Banks 65 Field. Initial production from this well was 20 million gross cubic feet of gas per day.

         Baldpate Field, Garden Banks 260 Area (50%): Average 1999 production from the Baldpate Field, inclusive of the Penn State Field subsea satellite well (50%), was 43,000 barrels of oil per day and 167 million cubic feet of gas per day. At year-end there were seven platform wells and one subsea well producing approximately 56,000 barrels of oil per day and 210 million cubic feet of gas per day. Plans include drilling one additional platform well, which was commenced in early 2000. The field is located in 1,690 feet of water and is producing from an articulated compliant tower.

         Neptune Field, Viosca Knoll 826 Area (50%): Average 1999 production from the Neptune Field was 28,000 barrels of oil per day and 26 million cubic feet of gas per day from the world's first production spar. Production was from 10 platform wells and two subsea wells. One of the subsea wells was drilled in 1999 and was producing 4,000 barrels of oil per day at year-end.

         Pompano Field, Viosca Knoll 989 Area (25%): Average 1999 field production was 45,700 barrels of oil per day and 56 million cubic feet of gas per day. At year-end there were 29 platform and subsea wells contributing to the production. Plans for a multiwell drilling program in early 2000 have been approved.

         Other significant development activities in the Gulf of Mexico include:

         1) Garden Banks 184 Field (50%): The project is a one-well subsea tieback with expected first production in the third quarter of 2000.

         2) Conger Field, Garden Banks 215 (25%): This three-well subsea development is currently under construction with anticipated startup in the fourth quarter 2000.

         3) Northwestern Field, Garden Banks 200 (25%): This two well subsea tieback project is proceeding towards first production expected by the first quarter of 2001.

U.S. Onshore

         The Oryx merger in 1999 resulted in Kerr-McGee's re-entry in the U.S. onshore environment with production operations in Texas, Oklahoma, New Mexico and Louisiana. In 1999, company's the onshore average production rate was 18,600 barrels of oil per day and 170 million cubic feet of gas per day. At the end of 1999, the onshore reserve base represented 22% of Kerr-McGee's total worldwide reserves.

         Following is a summary of key U.S. onshore developments:

         Indian Basin Field, Eddy County, New Mexico (55%): Four wells were drilled and four workovers completed during 1999, resulting in an incremental net production increase of 8.5 million cubic feet of gas per day. Kerr-McGee net production from the total field was 22.3 million cubic feet of gas per day in 1999. Additional development is planned for 2000.

         Double A Wells Field, Polk County, Texas (40%): The 3-D seismic data acquired in 1999 was instrumental in generating 1999 drilling opportunities, as well as providing an understanding of the geological framework for this field. Two wells were completed during 1999 with a combined gross production rate of 16 million cubic feet of gas per day. Kerr-McGee's net production from the field was 1,100 barrels of oil per day and 23 million cubic feet of gas per day. Field development will continue during 2000.

         South Texas Fields (80%): Eleven wells were completed during 1999, with initial rates totaling 20 million cubic feet of gas per day net to Kerr-McGee. Acquisition of 3-D seismic data covering 14,000 acres of leasehold in Starr County began in January 2000. Kerr-McGee net production from the area is 600 barrels of oil per day and 29 million cubic feet of gas per day.

         Mocane-Laverne Field, Harper and Beaver Counties, Oklahoma (60%): This continues to be an area of active development for Kerr-McGee. The 1999 development program consisted of 17 wells to develop approximately 8.5 billion cubic feet of net gas reserves. The field currently has a reserve-to-production ratio of 12 years. Kerr-McGee's net production from the area is 15 million cubic feet of gas per day.

North Sea

         Kerr-McGee has been active in the North Sea area since 1976. As of December 31, 1999, following the merger with Oryx, Kerr-McGee had interests in 27 United Kingdom producing fields. The company's average daily sales in the North Sea increased by 22% from 1998 levels to 114,700 barrels of oil equivalent per day. In 1999, North Sea production represented more than 52% of the company's worldwide liquids production and 10% of its gas sales.

         On January 18, 2000, the company completed the purchase of Repsol S.A.'s upstream oil and gas operations in the United Kingdom sector of the North Sea. The former Repsol properties are expected to add daily production of about 30,000 barrels of oil equivalent and proved reserves of 96 million barrels of oil equivalent.

         The company's North Sea exploration program consisted of six wells in 1999, including a discovery drilled on the South Leadon prospect. In addition, seismic data was acquired over the Leadon area and over Kerr-McGee's Denmark acreage.

         Following is a summary of the company's four key developments in the North Sea, which contribute approximately 60% of the region's total net production. All four fields are operated by Kerr-McGee:

         Janice Field, block 30/17a (50.9%): First production from Janice was achieved in February 1999 with initial production rates exceeding expectations. In 1999, the Janice field produced an average of 41,000 barrels of oil per day and more than 5 million cubic feet of gas per day.

         Ninian Field, blocks 3/3 and 3/8 (44.9%): Ninian Field consists of two steel and one concrete jacket platforms producing from a combination of 82 producing and injection wells. Oil is exported to the Sullom Voe Terminal. During 1999, the field produced an average of more than 42,000 barrels of oil per day. In 1999, Ninian also achieved record low operating costs, which were 50% lower than those incurred in the early 1990s.

         Murchison Field, block 211/19a (68.72%): Murchison Field production is via a steel jacket platform with oil exported to the Sullom Voe Terminal and gas exported to the St. Fergus Terminal. In 1999, Murchison produced more than 21,300 barrels of oil equivalent per day. A successful six-well, in-fill drilling program was completed on Murchison in 1999.

         Gryphon Field, block 9/18b (61.5%): Gryphon was the first field in the North Sea to use a permanently moored floating production, storage and offloading (FPSO) vessel. The company's interest in Gryphon increased from 46.5% to 61.5% as a result of a 1999 asset swap. In 1999, the field production averaged more than 20,400 barrels of oil per day.

Other International

         In 1999, Kerr-McGee continued its exploration and production efforts by
strategically   expanding  into  selected  international  areas.  A  summary  of developments follows:

Indonesia:

         Jabung block (30%), Sumatra: This 1.7 million-acre block consists of five proven oil and gas fields. Two fields are currently on production, while the remaining fields are expected to commence production from late 2000 to 2002. Production from the Jabung block averaged 10,300 gross barrels of oil per day in 1999.

         Appraisal work on the Northeast Betara, North Betara and Gemah Fields (30%) was completed in 1999. On January 7, 2000, the Indonesian government approved development plans incorporating oil, gas, condensate and LPG from all five fields. Several exploratory prospects are planned for 2000 in addition to an active development drilling schedule.

China:

         Liuhua 11-1 Field (24.5%), South China Sea: In production since 1996, this field has been developed entirely with horizontal wells. Gross production averaged 21,200 gross barrels of oil per day in 1999.

         Block 04/36 (81.8%), Bohai Bay: Kerr-McGee acquired its pro rata share of Murphy Petroleum's interest in the block and drilled the successful CFD 11-1-1 exploratory well during 1999. More than 280 feet of oil pay was encountered over five zones. A second exploratory appraisal well was started in late December. This well has encountered approximately 210 feet of oil pay in the same formations. Plans for 2000 include further appraisal drilling and a 3-D seismic survey.

         Block 05/35 (50%), Bohai Bay: An exploratory well is planned for this block during 2000 to test the same play concept on trend with Block 04/36.

Thailand:

         Block W7/38 (85%), Andaman Sea: Kerr-McGee is the operator of this 4.9 million-acre block. Seismic evaluation work was completed in 1999.

Algeria:

         Kerr-McGee  has a 100%  interest in 1.9 million acres in Blocks 210 and
235. Seismic data was acquired in 1999, and an exploratory well is planned for late 2000.

Kazakhstan:

         Arman JV (50%): The Arman Field lies along the eastern coastline of the Caspian Sea approximately 300 kilometers north of Aktau. In 1999, gross production averaged 4,400 barrels of oil per day.

         Caspian Pipeline Consortium (1.75%): The Caspian Pipeline Consortium Project consists of the construction of a pipeline from the Caspian Sea to the Black Sea in order to increase the export capacity from western Kazakhstan. In 1999 pipeline installation and marine terminal construction commenced. Completion is anticipated for mid to late 2001.

         Mertvyi Kultuk (100%): The company-operated Mertvyi Kultuk block contains approximately 2.25 million acres and is located in the Ust-Yurt Basin along the northeastern shore of the Caspian Sea in Kazakhstan. The 1999 activities included civil construction and further 3-D seismic interpretation in preparation for 2000 exploration drilling.

Gabon:

         Anton and Astrid Marin Blocks (14%): Located offshore along the southern coast of Gabon, the Anton Marin and Astrid Marin blocks total 3.1 million acres in water depths ranging from 6,000 feet to more than 10,000 feet. Activities in 1999 included completion of a 3-D seismic program, initiation of conceptual development and drilling efficiency studies. Exploration drilling is expected to commence in late 2000.

Yemen:

         Blocks 50 (47.5%) and 51 (43.8%): These exploration blocks cover nearly 10 million acres. In 1999, Kerr-McGee completed exploration commitments on both blocks. Kerr-McGee expects to acquire additional seismic data on these blocks in 2000 to further evaluate potential prospective areas. Exploratory drilling is anticipated in 2001.

Brazil:

         Block BS-1 (40%), Santos Basin: Kerr-McGee, as operator, and Exxon have farmed into this Petrobras concession. A 3-D seismic program is planned for 2000 with a well expected to be drilled in early 2001.

         Block BM-S-3 (30%), Santos Basin: Kerr-McGee and its partners were successful bidders on this National Petroleum Agency first bid round block in June 1999. A 3-D seismic program is planned for 2000 with an exploratory well proposed for 2001.

Ecuador:

         Block 7 (494,000 acres): Coca-Payamina (23%), Gacela, Lobo, Jaguar and Mono (all 50%) comprise Kerr-McGee's producing fields in this block. Production averaged approximately 13,500 gross barrels of oil per day in 1999. Kerr-McGee completed negotiations with the Ecuadorian government and signed an agreement on March 23, 2000, to convert the previous service contract to a participation contract. The participation contract is projected to become effective April 1. The Kerr-McGee Coca-Payamino working interest will increase from 23% to 50%.

         Block 21 (50%) (494,000 acres): Appraisal drilling of the Yuralpa structure was completed in 1999, and a plan of development is anticipated to be filed with the Ecuadorian government by mid-2000. Two additional exploration wells are planned in 2000, which would complete the drilling commitment on this block.

         OCP Pipeline: Kerr-McGee is a member of a consortium that is evaluating the installation of a new pipeline system planned in Ecuador. This pipeline should increase the Ecuador production capacity by approximately 250,000 to 300,000 barrels of oil per day, allowing for the continued expansion of the already active Oriente Basin.

Australia:

         Bayu-Undan Field (11.2%): The Bayu-Undan gas-condensate field is located in the Zone of Cooperation Area of the Timor Sea between Australia and East Timor. During 1999, a development plan was approved by unit participants and submitted for regulatory approval. Project sanction was received from regulatory agencies in February 2000. First production is expected in late 2003.

         NTP-54 (45%): Kerr-McGee is the operator of the 2.3 million acre block. The 1999 activities included acquisition and interpretation of 2-D seismic data. There are no well commitments on this block. Activities anticipated for 2000 include a second phase of seismic data acquisition.

         WA 276-P, WA 277-P and WA 278-P (39%): Kerr-McGee operates these three contiguous blocks comprising 1.8 million acres in the southern Bonaparte Basin. The 1999 activities included acquisition and interpretation of 2-D seismic data. Plans for 2000 are to drill four exploratory commitment wells on these three blocks.
                                    CHEMICALS

         Kerr-McGee Corporation's chemical operations consist of two segments (pigment and other) that produce and market inorganic industrial and specialty chemicals, heavy minerals and forest products through its subsidiaries, Kerr-McGee Chemical LLC, KMCC Western Australia Pty. Ltd., Kerr-McGee Pigments GmbH & Co. KG, Kerr-McGee Pigments N.V. and Kerr-McGee Pigments Limited. Many of these products are processed using proprietary technology developed by the company.

         Industrial chemicals include titanium dioxide pigment, synthetic rutile, manganese products and sodium chlorate. Specialty chemicals are boron trichloride and elemental boron. Heavy minerals produced are ilmenite, synthetic and natural rutile, zircon and leucoxene. Forest products operations treat railroad crossties and other hardwood products and provide wood-treating services.

     On February 14, 2000, the company reached definitive agreements, subject to government approvals, with Kemira Oyj of Finland to purchase its titanium dioxide pigment operations in Savannah, Georgia, and Botlek, the Netherlands for $403 million. Both plants use Kerr-McGee's proprietary chloride technology, and the Savannnah plant also produces titanium dioxide pigment by the sulfate process.

Pigment

         The company's primary chemical product is titanium dioxide pigment, which is produced at four titanium dioxide (TiO2) plants located in the United States, Australia, Germany and Belgium. The plants in Hamilton, Mississippi, and Kwinana, Western Australia, manufacture TiO2 using the company's proprietary chloride-process technology. The plants in Uerdingen, Germany, and Antwerp, Belgium, produce TiO2 using the sulfate process.

         The company's TiO2 plant at Hamilton, Mississippi, has a production capacity of 188,000 tonnes per year. A plant expansion completed in the third quarter of 1999 increased the facility's annual production capacity by 25% or 38,000 tonnes. The feedstock for the Hamilton plant is synthetic rutile from the company's plant at Mobile, Alabama. The annual production capacity at Mobile is 200,000 tonnes.

         The company also owns an 80% interest in TiO2 plants in Uerdingen, Germany, and Antwerp, Belgium. The annual capacity for the Uerdingen plant is 100,000 tonnes and for the Antwerp plant is 30,000 tonnes.

         The company owns a 50% interest in a joint venture that operates an integrated TiO2 project located within 120 miles of Perth, Western Australia. The project consists of a heavy-minerals mine and mill and facilities for production of synthetic rutile and TiO2.

         Heavy minerals are mined from 20,793 acres that are leased by the Western Australia joint venture. The company's 50% interest in the property's remaining in-place proven and probable reserves is 5.8 million tonnes of heavy minerals containing 161 million tonnes of sand averaging 3.6% heavy minerals. The valuable heavy minerals are composed of 4.4% rutile, 60.6% ilmenite, 3.3% leucoxene and 10.9% zircon, with the remaining 20.8% of heavy minerals presently having no value.

         The heavy minerals are processed at the 675,000 tonne-per-year separation mill. The recovered ilmenite is processed into synthetic rutile at an adjoining synthetic rutile facility, which has a capacity of 195,000 tonnes per year. The production from the synthetic rutile plant serves as feedstock for the pigment plant in Kwinana, Western Australia. The annual production capacity of the pigment plant in Kwinana, Western Australia, is 85,000 tonnes, in which the company owns a 50% interest.

         Information regarding heavy-mineral reserves, production and average prices for the three years ended December 31, 1999, is presented in the following table. Mineral reserves in this table represent the estimated quantities of proved and probable ore that, under presently anticipated conditions, may be profitably recovered and processed for the extraction of their mineral content. Future production of these resources is dependent on many factors, including market conditions and government regulations.

(Thousands of tonnes)                   1999              1998             1997
---------------------                  -----             -----            -----

Proved and probable (demonstrated)
  reserves                             5,800             5,600            5,900

Production                               199               209              212

Average market price (per tonne)        $131              $124             $140

         The company also owns a 25% equity interest in a TiO2 plant in Yanbu, Saudi Arabia. The plant uses the company's proprietary chloride process in its manufacturing process and has a total production capacity of 67,000 tonnes.

Other Products

         Electrolytic Products - Facilities at the Hamilton, Mississippi, complex include a sodium chlorate plant with a production capacity of 130,000 tonnes per year and a manganese metal plant that has an annual capacity of 11,000 tonnes.

         The Henderson, Nevada, facilities include electrolytic cells and processing equipment for the manufacture of manganese dioxide and a specialty boron products plant. Annual production capacity for each product is as follows: manganese dioxide - 26,500 tonnes; boron trichloride - 340,000 kilograms; and elemental boron - 36,000 kilograms.

         Forest Products - The principal forest product is treated railroad crossties. Other products include crossing materials, bridge timbers and utility poles. The company's six operating wood-preserving plants are located along major railways in Madison, Illinois; Indianapolis, Indiana; Columbus, Mississippi; Springfield, Missouri; The Dalles, Oregon; and Texarkana, Texas.

Marketing

         Pigment - Titanium dioxide pigment is the world's preferred white opacifier and is used primarily in coatings, plastics and paper. The company's plant at Hamilton, Mississippi, primarily serves the Americas. Most of the pigment production from the joint venture in Kwinana, Western Australia, is sold in the Far East and Australia. The production from the Uerdingen, Germany, and Antwerp, Belgium, operations is primarily sold in Europe. Kerr-McGee's annual TiO2 sales represented about 10% of global consumption. World demand for pigments is expected to increase at an average rate of 2.5 to 3% per year over the next five years.

         Other - Manganese dioxide is a major component of alkaline batteries. The company's share of the North American manganese dioxide market is approximately one-third. Demand is projected to grow 5% to 8% annually for the next five years. The demand is driven by the need for alkaline batteries for portable electronic devices.

         Sodium chlorate is used in the environmentally preferred chlorine dioxide process for bleaching pulp. Sodium chlorate demand in the United States is expected to increase approximately 5% annually in the near term as the pulp and paper industry continues the conversion to the chlorine dioxide process. The company has about a 7% share of the U.S. market.

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

         The company's share of the U.S. railroad crosstie market is 33%. Domestic crosstie demand is expected to remain relatively flat at about 13 million to 15 million ties per year.


                                      OTHER

Research and Development
------------------------

         The company's Technical Center in Oklahoma City performs research and development in support of its existing businesses and in the pursuit of new products and processes. These programs continue to concentrate on improvements to chemical plant processes and products.

Employees
---------

         On December 31, 1999, the company had 3,653 employees. Approximately 600, or 17% of these employees, were represented by chemical industry collective bargaining agreements in Europe.

Competitive Conditions
----------------------

         In the petroleum industry, competition exists from the initial process of bidding for leases to the sale of crude oil and natural gas. Competitive factors include finding and developing petroleum, producing crude oil and natural gas efficiently, transporting the produced crude oil and natural gas, and developing successful marketing strategies.

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

                GOVERNMENT REGULATIONS AND ENVIRONMENTAL RESERVES

General
-------

         The company is subject to extensive regulation by federal, state, local and foreign governments. The production and sale of crude oil and natural gas in the United States are subject to regulation by federal and state authorities, particularly with respect to allowable rates of production, offshore exploration and production, and environmental matters. Stringent environmental-protection laws and regulations apply to almost all of the company's operations. In addition, there are special taxes that apply to the oil and gas industry.

Environmental Matters
---------------------

         Federal, state and local laws and regulations relating to environmental protection affect almost all company operations. During 1999, direct capital and operating expenditures related to environmental protection and cleanup of existing sites totaled $22 million. Additional expenditures totaling $121 million were charged to environmental reserves. While it is extremely difficult to estimate the total direct and indirect costs to the company of government environmental regulations, it is presently estimated that the direct capital and operating expenditures and expenditures charged to reserves will be approximately $145 million in 2000 and $120 million in 2001. Some expenditures to reduce the occurrence of releases to the environment may result in increased efficiency; however, most of these expenditures produce no significant increase in production capacity, efficiency or revenue. Operation of pollution-control equipment installed for these purposes usually entails additional expense.

         Environmental laws and regulations obligate the company to clean up various sites at which petroleum, chemicals, low-level radioactive substances or other regulated materials have been disposed of or released. Some of these sites have been designated Superfund sites by the EPA pursuant to the Comprehensive Environmental Response, Compensation, and Authority Act of 1980.

         The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable.

         It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental matters because of:

     - the difficulty of predicting cleanup requirements and estimating cleanup costs;

     - the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties; and

     - the continually changing nature of environmental laws and regulations, and the uncertainty inherent in legal matters.

         The company believes that currently it has reserved adequately for contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liability, including any liability at sites now being studied, though management cannot now reliably estimate the amount of any future additions to the reserves.

         Also see "Item 3.  Legal Proceedings," which follows.

Item 3.   Legal Proceedings

         The company continues its efforts to decommission a facility in West Chicago, Illinois, which processed thorium ores and was closed in 1973. For a discussion of contingencies, including a detailed discussion of the West Chicago matter, reference is made to the Environmental Matters section of Management's Discussion and Analysis and Note 11 to the Consolidated Financial Statements in the 1999 Annual Report to Stockholders, which are incorporated by reference in Items 7 and 8, respectively.

Item 4.   Submission of Matters to a Vote of Security Holders

         None submitted during the fourth quarter of 1999.

                      Executive Officers of the Registrant

         The following is a list of executive officers, their ages, and their positions and offices as of March 1, 2000:


     Name                  Age                                     Office
-------------------        ---     -------------------------------------------------------------------------------------

Luke R. Corbett            53      Chief  Executive  Officer  since 1997.  Chairman of the Board since May 1999 and from
                                   1997 to February 1999. President and Chief Operating Officer from 1995 until 1997.

Tom J. McDaniel            61      Vice Chairman of the Board since 1997.  Senior Vice  President  from 1986 until 1997.
                                   Corporate Secretary from 1989 until 1997.

Robert M. Wohleber         49      Senior Vice  President and Chief  Financial  Officer since  December  1999.  Prior to joining the company in 1999,  served as Executive Vice President and Chief  Financial
                                   Officer  of  Freeport-McMoran  Exploration  Company,  President  and Chief  Executive
                                   Officer of  Freeport-McMoRan  Sulfur and Senior Vice  President  of  Freeport-McMoRan
                                   Gold and Copper Corporation.

Kenneth W. Crouch          56      Senior Vice President since 1996.  Senior Vice President,  Worldwide  Exploration and
                                   Production  operations  since 1998.  Senior Vice President,  Exploration,  Kerr-McGee
                                   Oil & Gas Corporation  from 1996 to 1998.  Senior Vice President,  North American and
                                   International  Exploration,  Exploration  and Production  Division  during 1996. Vice
                                   President, Gulf of Mexico and International  Exploration,  Exploration and Production
                                   Division from 1995 until 1996.

W. Peter Woodward          51      Senior Vice  President  since 1997.  Senior Vice  President for  Kerr-McGee  Chemical
                                   since  1997.  Senior  Vice  President  Chemical  Marketing  for  Kerr-McGee  Chemical
                                   Corporation  from  May  1996  until  1997.  Director  Pigment  Business   Management,
                                   Kerr-McGee Chemical Corporation from 1993 until 1996.

Michael G. Webb            52      Senior Vice President for Strategic  Planning since 1996. Senior Vice President since
                                   1994. Senior Vice President,  Exploration,  Exploration and Production  Division from
                                   1994 until 1996.

Gregory F. Pilcher         39      Vice  President  and  General  Counsel  since May  1999.  Corporate  Secretary  since
                                   September 1999.  Deputy General Counsel for Business  Transactions from 1998 to 1999.
                                   Associate/Assistant  General Counsel for Litigation and Civil  Proceedings  from 1996 to 1998.

George D. Christiansen     55      Vice President,  Safety and Environmental  Affairs since  March 1998. Vice President,
                                   Environmental Assessment and Remediation from 1996 to 1998. Vice President,  Minerals
                                   Exploration, Hydrology and Real Estate from 1994 to 1996.

Julius C. Hilburn          49      Vice President,  Human Resources since 1996.  Manager,  Benefits  Administration from
                                   1992 until 1996.

Deborah A. Kitchens        43      Vice  President and Controller  since 1996.  Controller,  Exploration  and Production
                                   Division from 1992 until 1996.

J. Michael Rauh            50      Treasurer since 1996. Vice President since 1987.  Controller from 1987 until 1996.

Jean B. Wallace            46      Vice President,  General  Administration since 1996. Vice President,  Human Resources from 1989 until 1996.



         There is no family relationship between any of the executive officers.

                           FORWARD-LOOKING INFORMATION

         Statements in this Form 10-K regarding the company's or management's intentions, beliefs or expectations are forward-looking statements within the meaning of the Securities Litigation Reform Act. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the success of the oil and gas exploration and production program, drilling risks, the market value of Kerr-McGee's products, uncertainties in interpreting engineering data, demand for consumer products for which Kerr-McGee's businesses supply raw materials, general economic conditions, and other factors and risks discussed in the company's SEC filings. Actual results and developments may differ materially from those expressed or implied in this Form 10-K.

                                     PART II

Item 5.   Market  for  the  Registrant's  Common  Equity and Related Stockholder
          Matters

         Information relative to the market in which the company's common stock is traded, the high and low sales prices of the common stock by quarters for the past two years, and the approximate number of holders of common stock is furnished in Note 31 to the Consolidated Financial Statements in the 1999 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

         Quarterly dividends declared totaled $1.80 per share for the years 1999, 1998 and 1997. Cash dividends have been paid continuously since 1941 and totaled $138 million in 1999, $86 million in 1998 and $85 million in 1997.

Item 6.   Selected Financial Data

         Information regarding selected financial data required in this item is presented in the schedule captioned "Six-Year Financial Summary" in the 1999 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         "Management's Discussion and Analysis" in the 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk

         For information required under this section, reference is made to the "Market Risks" section of Management's Discussion and Analysis in the 1999 Annual Report to Stockholders, which discussion is incorporated by reference above.

Item 8.   Financial Statements and Supplementary Data

         The following financial statements and supplementary data included in the 1999 Annual Report to Stockholders are incorporated herein by reference:

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)      Identification of directors -

              For information required under this section, reference is made to the "Director Information" section of the company's proxy statement for 2000 made in connection with its Annual Stockholders' Meeting to be held on May 9, 2000.

(b)      Identification of executive officers -

              The information required under this section is set forth in the caption "Executive Officers of the Registrant" on pages 18 and 19 of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K.

(c)      Compliance with Section 16(a) of the 1934 Act -

              For information required under this section, reference is made to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the company's proxy statement for 2000 made in connection with its Annual Stockholders' Meeting to be held on May 9, 2000.

Item 11.  Executive Compensation

         For information required under this section, reference is made to the "Executive Compensation and Other Information" section of the company's proxy statement for 2000 made in connection with its Annual Stockholders' Meeting to be held on May 9, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         For information required under this section, reference is made to the "Security Ownership" portion of the "Director Information" section of the company's proxy statement for 2000 made in connection with its Annual Stockholders' Meeting to be held on May 9, 2000.

Item 13.  Certain Relationships and Related Transactions

         For information required under this section, reference is made to the "Director Information" section of the company's proxy statement for 2000 made in connection with its Annual Stockholders' Meeting to be held on May 9, 2000.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.   Financial Statements -

         The following consolidated financial statements of Kerr-McGee Corporation and its subsidiary companies, included in the company's 1999 Annual Report to Stockholders, are incorporated by reference in
         Item 8:

           Reports of Independent Public Accountants

           Consolidated Statement of Income for the Years Ended December 31, 1999, 1998 and 1997

           Consolidated Statement of Comprehensive Income and Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

           Consolidated Balance Sheet at December 31, 1999 and 1998

           Consolidated Statement of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

           Notes to Financial Statements

(a) 2.   Financial Statement Schedules -

           Report of Independent Public Accountants on Financial Statement Schedule

           Schedule II - Valuation Accounts and Reserves for the Years Ended December 31, 1999, 1998 and 1997

         Schedules I, III, IV and V are omitted as the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules in accordance with instructions contained in Regulation S-X.

(a) 3.   Exhibits -

         The following documents are filed under Commission file number 1-3939 as a part of this report.

         Exhibit No.
         -----------

         Exhibit No.

            3.1 Restated Certificate of Incorporation of Kerr-McGee Corporation, filed as Exhibit 3.1 to the report filed on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

            3.2 Bylaws of Kerr-McGee Corporation as approved February 26, 1999, filed as Exhibit 3.2 to the report filed on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

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

            4.4 Indenture dated as of August 1, 1982, filed as Exhibit 4 to Form S-3, effective August 27, 1982, Registration Statement No. 2-78952, and incorporated herein by reference, and first supplement thereto dated May 7, 1996, between the company and Citibank, N.A., as trustee, relating to the company's 6.625% notes due October 15, 2007, and 7.125% debentures due October 15, 2027, filed as Exhibit 4.1 to the Current Report on Form 8-K filed July 27, 1999, and incorporated herein by reference.

            4.5 The $325 million Credit Agreement dated as of December 4, 1996, providing for a five-year revolving credit facility with a bullet maturity on the fifth anniversary of the execution of the Credit Agreement, filed as Exhibit 4.5 to the report filed on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

            4.6 The company agrees to furnish to the Securities and Exchange Commission, upon request, copies of each of the following instruments defining the rights of the holders of certain long-term debt of the company: the Note Agreement dated as of November 29, 1989, among the Kerr-McGee Corporation Employee Stock Ownership Plan Trust (the Trust) and several lenders, providing for a loan guaranteed by the company of $125 million to the Trust; the Amended and restated Credit Agreement dated as of April 26, 1998, among Kerr-McGee Corporation, Kerr-McGee Oil (U.K.) PLC, and several banks providing for revolving credit of up to $150 million through April 28, 2002; the Revolving Credit Agreement dated as of March 6, 2000, between Kerr-McGee China Petroleum Ltd., as borrower, and Kerr-McGee Corporation, as guarantor, and several banks providing for revolving credit of up to $100 million through March 3, 2003; the $76 million Credit Agreement dated May 15, 1998, between Kerr-McGee Resources (U.K.) Limited, Kerr-McGee Andrew Limited, Kerr-McGee Dorset Limited and various banks providing for revolving credit; the $100 million, 8% Note Agreement entered into by Oryx Energy Company
                         (Oryx) dated as of October 20, 1995, and due October 15, 2003; the $150 million, 8.375% Note Agreement entered into by Oryx dated as of July 17, 1996, and due July 15, 2004; the $150 million, 8-1/8% Note Agreement entered into by Oryx dated as of October 20, 1995, and due October 15, 2005; the $11 million, 9-1/4% Series A Note Agreement entered into by Oryx and due January 2, 2002; the $2.2 million, 9-1/2% Series A Note Agreement entered into by Oryx and due February 1, 2002; the $150 million, 10% Note Agreement entered into by Oryx dated as of April 10, 1991, and due April 1, 2001; and the $150 million variable interest rate Note Agreement dated as of November 1, 1999, and due November 1, 2001. The total amount of securities authorized under each of such instruments does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.

            4.7 Kerr-McGee Corporation Direct Purchase and Dividend Reinvestment Plan filed on Form S-3 effective August 19, 1993, Registration No. 33-66112, and incorporated herein by reference.

            4.8 The $250 million Credit Agreement dated as of February 26, 1999, providing for a 364- day revolving credit facility, filed as Exhibit 4.8 to the report filed on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

            4.9 The $500 million Credit Agreement dated as of February 26, 1999, providing for a three-year revolving credit facility with a bullet maturity on the third anniversary of the execution of the Credit Agreement, filed as Exhibit 4.9 to the report filed on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

            4.10 Indenture dated as of May 15, 1989, by and between Oryx Energy Company and Texas Commerce Bank N.A., as trustee, relating to Oryx's 7-1/2% Convertible Subordinated Debentures due May 15, 2014, filed as
                         Exhibit 4.1 to Oryx's Form S-1, effective May 5, 1989, Registration No. 33-28494, and incorporated herein by reference and the First Supplemental Indenture among Oryx Energy Company, Kerr-McGee Corporation and Chase Bank of Texas, N.A., as trustee, dated as of February 26, 1999, and filed as Exhibit 4.1 to Form 8-K filed March 11, 1999, and incorporated herein by reference.

            4.11 Second Supplement to the August 1, 1982, Indenture dated as of August 2, 1999, between the company and Citibank, N.A., as trustee, relating to the company's 5-1/2% exchangeable notes due August 2, 2004.

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

           10.8* The Kerr-McGee Corporation Annual Incentive Compensation Plan effective January 1, 1998, filed as
                         Exhibit 10.3 on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

           10.9* The Kerr-McGee Corporation 1998 Long Term Incentive Plan effective January 1, 1998, filed as Exhibit 10.4 on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

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

           10.15*        Oryx  Energy  Company  Executive   Retirement  Plan  as
                         amended and  restated  as of January 1, 1995,  filed as
                         Exhibit 10.6 on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference; Amendment No. one to the Executive Retirement Plan as amended and restated effective January 1, 1995, filed as Exhibit 10.6a on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference; Amendment No. two to the Executive
                         Retirement Plan as amended and restated effective January 1, 1995, filed as Exhibit 10.6b on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference; Amendments No. three and four to the Executive Retirement Plan as amended and restated effective January 1, 1995, filed as Exhibit 10.6c on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

           12            Computations of ratio of earnings to fixed charges.

           13            1999 Annual Report to Stockholders.

           21            Subsidiaries of the Registrant.

           23.1          Consent of Arthur Andersen LLP.

           23.2          Consent of PricewaterhouseCoopers LLP.

           24            Powers of Attorney.

           27            Financial Data Schedule (electronic filing only).

*These exhibits relate to the compensation plans and arrangements of the company.


(b)      Reports on Form 8-K -

              Current Report on Form 8-K filed January 19, 1999; February 26, 1999; March 11, 1999; April 30, 1999; May 12, 1999; June 4, 1999;
              July 29, 1999; and October 15, 1999. Current report on Form 8-K/A filed January 26, 1999; July 16, 1999; and July 26, 1999.


Report of Independent Public Accountant on Financial Statement Schedule
-----------------------------------------------------------------------


To Kerr-McGee Corporation:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Kerr-McGee Corporation's 1999 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 25, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule of Valuation Accounts and Reserves is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                  ARTHUR ANDERSEN LLP



Oklahoma City, Oklahoma,
     February 25, 2000



                                                                  SCHEDULE II

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                         VALUATION ACCOUNTS AND RESERVES



                                                                        Additions
                                                                 ------------------------
                                                  Balance at     Charged to    Charged to     Deductions     Balance at
                                                   Beginning     Profit and       Other          from          End of
(Millions of dollars)                               of Year         Loss        Accounts       Reserves         Year
---------------------                             ----------     ----------    ----------     ----------     ----------


Year Ended December 31, 1999
Deducted from asset accounts
Allowance for doubtful notes
  and accounts receivable                            $  14        $   2         $  1             $  -         $  17
Warehouse inventory obsolescence                         4            1            -                1             4
                                                     -----        -----         ----             ----         -----
        Total                                        $  18        $   3         $  1             $  1         $  21
                                                     =====        =====         ====             ====         =====

Year Ended December 31, 1998
Deducted from asset accounts
Allowance for doubtful notes
  and accounts receivable                            $  14        $   1         $  -             $  1         $  14
Warehouse inventory obsolescence                         3            2            -                1             4
                                                     -----        -----         ----             ----         -----
        Total                                        $  17        $   3         $  -             $  2         $  18
                                                     =====        =====         ====             ====         =====

Year Ended December 31, 1997
Deducted from asset accounts
Allowance for doubtful notes
  and accounts receivable                            $  13        $   2         $  -             $  1         $  14
Warehouse inventory obsolescence                         3            1                             1             3
                                                     -----        -----         ----             ----         -----
        Total                                        $  16        $   3         $  -             $  2         $  17
                                                     =====        =====         ====             ====         =====


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        KERR-McGEE CORPORATION




                                        By:      Luke R. Corbett*
                                                 -----------------------
                                                 Luke R. Corbett,
                                                 Chief Executive Officer




March 30, 2000                          By:       (Robert M. Wohleber)
--------------                                    -----------------------
   Date                                           Robert M. Wohleber
                                                  Senior Vice President and
                                                   Chief Financial Officer




                                         By:      (Deborah A. Kitchens)
                                                  ---------------------
                                                  Deborah A. Kitchens,
                                                  Vice President and Controller
                                                    and Chief Accounting Officer



* By his signature set forth below, Gregory F. Pilcher has signed this Annual Report on Form 10-K as attorney-in-fact for the officer noted above, pursuant to power of attorney filed with the Securities and Exchange Commission.



                                         By:      (Gregory F. Pilcher)
                                                  --------------------
                                                  Gregory F. Pilcher


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


                                     By:      Luke R. Corbett*
                                              -------------------------
                                              Luke R. Corbett, Director

                                     By:      William E. Bradford*
                                              -----------------------------
                                              William E. Bradford, Director

                                     By:      Sylvia A. Earle*
                                              -------------------------
                                              Sylvia A. Earle, Director

                                     By:      David C. Genever-Watling*
                                              ----------------------------------
                                              David C. Genever-Watling, Director

March 30, 2000                       By:      Martin C. Jischke*
--------------                                ---------------------------
   Date                                       Martin C. Jischke, Director

                                     By:      Tom J. McDaniel*
                                              -------------------------
                                              Tom J. McDaniel, Director

                                     By:      William C. Morris*
                                              ---------------------------
                                              William C. Morris, Director

                                     By:      John J. Murphy*
                                              ------------------------
                                              John J. Murphy, Director

                                     By:      Leroy C. Richie*
                                              -------------------------
                                              Leroy C. Richie, Director

                                     By:      Matthew R. Simmons*
                                              ----------------------------
                                              Matthew R. Simmons, Director

                                     By:      Farah M. Walters*
                                              --------------------------
                                              Farah M. Walters, Director

                                     By:      Ian L. White-Thomson*
                                              ------------------------------
                                              Ian L. White-Thomson, Director


         *By his signature set forth below, Gregory F. Pilcher has signed this Annual Report on Form 10-K as attorney-in-fact for the directors noted above, pursuant to the powers of attorney filed with the Securities and Exchange Commission.


                                          By:      (Gregory F. Pilcher)
                                                   --------------------
                                                   Gregory F. Pilcher