Form 10-Q
period 2000-03-31
KERR MCGEE CORP
filed 2000-05-12
CIK 55458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

                                        Yes   X      No

Number of shares of common stock, $1.00 par value, outstanding as of April 30, 2000: 94,136,448




                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                   March 31,
(Millions of dollars, except per-share amounts)                               2000             1999
                                                                            -----------------------

Sales                                                                       $875.6          $ 488.6
                                                                            ------          -------
Costs and Expenses
    Costs and operating expenses                                             277.0            225.4
    Selling, general and administrative expenses                              50.0             52.7
    Depreciation and depletion                                               170.6            131.2
    Exploration, including dry holes and
        amortization of undeveloped leases                                    44.0             28.8
    Taxes, other than income taxes                                            30.2             15.3
    Merger costs                                                                 -            155.1
    Interest and debt expense                                                 57.2             44.7
                                                                            ------          -------
           Total Costs and Expenses                                          629.0            653.2
                                                                            ------          -------

                                                                             246.6           (164.6)
Other Income                                                                  28.6             14.0
                                                                            ------          -------

Income (Loss) before Income Taxes                                            275.2           (150.6)
Taxes on Income                                                              (90.0)            44.1
                                                                            ------          -------

Income (Loss) before Change in Accounting Principle                          185.2           (106.5)
Cumulative Effect of Change in Accounting Principle
 (net of benefit for income taxes of $2.2)                                       -             (4.1)
                                                                            ------          -------
Net Income (Loss)                                                           $185.2          $(110.6)
                                                                            ======          =======

Net Income (Loss) per Common Share
    Basic -
        Income before cumulative effect of change in
           accounting principle                                             $ 2.04          $ (1.23)
        Cumulative effect of change in accounting principle                      -             (.05)
                                                                            ------          -------
               Total                                                        $ 2.04          $ (1.28)
                                                                            ======          =======

    Diluted -
        Income before cumulative effect of change in
           accounting principle                                             $ 1.94          $ (1.23)
        Cumulative effect of change in accounting principle                      -             (.05)
                                                                            ------          -------
               Total                                                        $ 1.94          $ (1.28)
                                                                            ======          =======

The accompanying notes are an integral part of this statement.




                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                 March 31,      December 31,
(Millions of dollars)                                                 2000              1999
                                                                ----------------------------

ASSETS
Current Assets
    Cash                                                         $   724.9         $   266.6
    Notes and accounts receivable                                    524.3             500.9
    Inventories                                                      282.7             280.9
    Deposits and prepaid expenses                                    105.5             112.2
                                                                 ---------         ---------
        Total Current Assets                                       1,637.4           1,160.6
                                                                 ---------         ---------

Property, Plant and Equipment                                     11,831.0          11,049.3
    Less reserves for depreciation,
       depletion and amortization                                  7,103.6           6,964.4
                                                                 ---------         ---------
                                                                   4,727.4           4,084.9
                                                                 ---------         ---------

Investments and Other Assets                                         829.8             653.7
                                                                 ---------         ---------

                                                                 $ 7,194.6         $ 5,899.2
                                                                 =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term borrowings                                        $   210.5         $     9.0
    Accounts payable                                                 261.7             403.7
    Long-term debt due within one year                                21.5              20.1
    Other current liabilities                                        485.4             407.3
                                                                 ---------         ---------
        Total Current Liabilities                                    979.1             840.1
                                                                 ---------         ---------

Long-Term Debt                                                     2,910.1           2,496.0
                                                                 ---------         ---------

Deferred Credits and Reserves                                      1,252.3           1,070.7
                                                                 ---------         ---------

Stockholders' Equity
    Common stock, par value $1 - 300,000,000
        shares authorized, 101,067,501 shares issued at
        3-31-00 and 93,494,186 shares issued at 12-31-99             101.0              93.5
    Capital in excess of par value                                 1,640.3           1,284.0
    Preferred stock purchase rights                                     .9                .5
    Restricted stock                                                   5.0                .2
    Retained earnings                                                718.6             576.0
    Accumulated other comprehensive income                            92.8              45.4
    Common shares in treasury, at cost - 6,931,990
        shares at 3-31-00 and 7,010,790 at 12-31-99                 (383.4)           (387.8)
    Deferred compensation                                           (122.1)           (119.4)
                                                                 ---------         ---------
        Total Stockholders' Equity                                 2,053.1           1,492.4
                                                                 ---------         ---------

                                                                 $ 7,194.6         $ 5,899.2
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




                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                        Three Months Ended
                                                                             March 31,
(Millions of dollars)                                                  2000              1999
                                                                    -------------------------

Operating Activities
Net income (loss)                                                   $ 185.2           $(110.6)
Adjustments to reconcile net income to net cash
    provided by operating activities -
        Depreciation, depletion and amortization                      184.3             141.5
        Dry hole costs                                                 17.1               4.8
        Deferred income taxes                                         (21.4)              3.5
        (Gain) loss on sale and retirement of assets                    (.3)              1.8
        Noncash items affecting net income                              8.2             148.1
        Other net cash used in operating activities                  (102.1)           (127.0)
                                                                    -------           -------
           Net Cash Provided by Operating Activities                  271.0              62.1
                                                                    -------           -------

Investing Activities
Capital expenditures                                                 (108.7)           (139.1)
Acquisitions                                                         (566.5)                -
Other investing activities                                             (2.8)             (8.8)
                                                                    -------           -------
           Net Cash Used in Investing Activities                     (678.0)           (147.9)
                                                                    -------           -------

Financing Activities
Issuance of long-term debt                                            926.2             619.3
Repayment of long-term debt                                          (594.0)           (345.3)
Increase (decrease) in short-term borrowings                          201.5             (24.5)
Issuance of common stock                                              366.8                 -
Dividends paid                                                        (38.9)            (21.2)
Other financing activities                                                -             (41.9)
                                                                    -------           -------
           Net Cash Provided by Financing Activities                  861.6             186.4
                                                                    -------           -------

Effects of Exchange Rate Changes on Cash and Cash Equivalents           3.7             (13.1)
                                                                    -------           -------

Net Increase in Cash and Cash Equivalents                             458.3              87.5

Cash and Cash Equivalents at Beginning of Period                      266.6             121.0
                                                                    -------           -------

Cash and Cash Equivalents at End of Period                          $ 724.9           $ 208.5
                                                                    =======           =======


The accompanying notes are an integral part of this statement.





                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



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

B. Effective January 1, 1999, the company adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities to be expensed as incurred. Unamortized start-up costs at the beginning of the year were required to be recognized as cumulative effect of a change in accounting principle, which increased the first-quarter 1999 after-tax loss by $4.1 million.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. The standard is effective for fiscal years beginning after June 15, 2000. The company is currently evaluating the impact the standard will have on the company's results of operations; however, management believes it will not be material due to the limited amount of derivative and hedging activities in which the company currently engages.

C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                        Three Months Ended
                                                             March 31,
     (Millions of dollars)                            2000              1999
                                                      ----------------------

     Income tax payments                              $70.5            $49.0
     Less refunds received                            (20.5)           (58.1)
                                                      -----            -----
     Net income tax payments (refunds)                $50.0            $(9.1)
                                                      =====            =====

     Interest payments                                $29.7            $22.8
                                                      =====            =====


D. During the first quarter of 2000 and 1999, comprehensive income (loss) was $232.6 million and $(124.8) million, respectively.

     The company has certain investments that are considered to be available for sale. The company also has debt that is exchangeable into equity securities of an investee that are considered available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity or trading at March 31, 2000, or December 31, 1999. At March 31, 2000, and December 31, 1999, available for sale securities for which fair value can be determined are as follows:


                                                      March 31, 2000                    December 31, 1999
                                             --------------------------------   --------------------------------
                                                                     Gross                              Gross
                                                                  Unrealized                         Unrealized
                                              Fair                  Holding      Fair                  Holding
                                              Value      Cost     Gain (Loss)    Value      Cost        Gain
                                              -----      ----     -----------    -----      ----     ----------

     Equity securities                       $483.4     $208.8      $274.6      $327.2     $208.8       $118.4
     Exchangeable debt                        409.6      330.3       (79.3)      327.2      330.3          3.1
     U.S. government obligations -
       Maturing within one year                 7.1        7.1          -          4.7        4.7          -
       Maturing between one year
         and four years                         9.0        9.1          .1        11.1       10.9           .2
                                                                    ------                              ------
              Total                                                 $195.4                              $121.7
                                                                    ======                              ======


E. Investments in equity affiliates totaled $56.1 million at March 31, 2000, and $59 million at December 31, 1999. Equity income related to the investments is included in Other Income in the Consolidated Statement of Income and totaled $5.6 million and $2.3 million for the three months ended March 31, 2000 and 1999, respectively.

F. The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS) for the three-month period ended March 31, 2000 and 1999.

                                                           For the Three Months Ended March 31,
                                         ------------------------------------------------------------------------
                                                       2000                                    1999
                                         --------------------------------        --------------------------------
     (In millions, except                                     Per-Share                               Per-Share
     per-share amounts)                  Income   Shares    Income (Loss)        Income   Shares    Income (Loss)
                                         ------   ------    -------------        ------   ------    -------------


     Basic EPS                           $185.2     90.7        $2.04           $(110.6)    86.4       $(1.28)
                                                                =====                                  ======

     Effect of Dilutive Securities:
     5 1/4% convertible debentures          3.0      5.4                              -       -
     7 1/2% convertible debentures          2.3      1.8                              -       -
     Stock options                            -       .2                              -       -
                                         ------     ----                        -------     ----
     Diluted EPS                         $190.5     98.1        $1.94           $(110.6)    86.4       $(1.28)
                                         ======     ====        =====           =======     ====       ======


G.   CONTINGENCIES

     WEST CHICAGO -

     In 1973, a wholly owned subsidiary, Kerr-McGee Chemical Corporation, closed the facility at West Chicago, Illinois, that processed thorium ores. Kerr-McGee Chemical Corporation now operates as Kerr-McGee Chemical LLC (Chemical). Operations resulted in low-level radioactive contamination. In 1979, Chemical filed a plan with the Nuclear Regulatory Commission (NRC) to decommission the facility. The NRC transferred jurisdiction over the facility to the State of Illinois (the State) in 1990. Following is the current status of various matters associated with the West Chicago site.

     Closed Facility - In 1994, Chemical, the City of West Chicago (the City) and the State reached agreement on the initial phase of the decommissioning plan for the closed West Chicago facility, and Chemical began shipping material from the site to a licensed permanent disposal facility.

     In February 1997, Chemical executed an agreement with the City as to the terms and conditions for completing the final phase of decommissioning work. The State has indicated approval of this agreement and has issued license amendments authorizing much of the work. Chemical expects most of the work to be completed within four years.

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

     Offsite Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the West Chicago facility on the National Priority List that the EPA promulgates under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and has designated Chemical as a potentially responsible party in these four areas. Two of the four areas are presently being studied to determine the extent of contamination and the nature of any remedy. These two are known as the Sewage Treatment Plant and Kress Creek. The EPA previously issued unilateral administrative orders for the other two areas (known as the residential areas and Reed-Keppler Park), which require Chemical to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. Without waiving any of its rights or defenses, Chemical is conducting the cleanup of the two areas for which unilateral administrative orders have been issued. Cleanup at the park site is essentially complete.

     Judicial Proceedings - In December 1996, a lawsuit was filed against the company and Chemical in Illinois state court on behalf of a purported class of present and former West Chicago residents. The lawsuit seeks damages for alleged diminution in property values and the establishment of a medical monitoring fund to benefit those allegedly exposed to thorium wastes originating from the former facility. The case was removed to federal court. The court has preliminary approved a settlement that would resolve the litigation on a class-wide basis. Final court approval is pending.

     Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the U.S. Department of Energy is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1998 to increase the amount authorized to $140 million plus inflation adjustments. Through April 30, 2000, Chemical has been reimbursed approximately $88 million under Title X. These reimbursements are provided by congressional appropriations.

     OTHER MATTERS

     The company's current and former operations involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company to clean up various sites at which petroleum, chemicals, low-level radioactive substances or other materials have been disposed of or released. Some of these sites have been designated Superfund sites by the EPA pursuant to CERCLA. The company and/or its subsidiaries are also a party to a number of legal proceedings involving environmental and/or other matters pending in various courts and agencies.

     The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because of:

     - the difficulty of predicting cleanup requirements and estimating cleanup costs;

     - the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties;

     - the continually changing nature of environmental laws and regulations, and the uncertainty inherent in legal matters.

     As of March 31, 2000, the company has recorded reserves totaling $189 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $117 million for the West Chicago sites. Management believes, after consultation with general counsel, that currently the company has reserved adequately for contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liability, including liability at sites now under review, but cannot now reliably estimate the amount of future additions to the reserves. Cumulative expenditures at all sites from inception through March 31, 2000, total $687 million.

H. During the second quarter of 2000, the company finalized the agreements with Kemira Oyj of Finland to purchase its titanium dioxide pigment operations in Savannah, Georgia, and Botlek, the Netherlands, for $403 million. The acquisition was accounted for under the purchase method of accounting for business combinations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 2000 Results with 1999 Results

CONSOLIDATED OPERATIONS

Net income in the first quarter 2000 totaled $185.2 million, compared with a net loss of $110.6 million in the first quarter of the prior year. First-quarter 2000 operating profit was $328.4 million, compared with $51.3 million in the same 1999 quarter. The increase in operating profit was primarily due to higher crude oil and natural gas sales prices, higher crude oil and titanium dioxide pigment sales volumes and lower pigment production costs. Partially offsetting were higher depreciation and depletion expense, higher exploration expense, higher exploration and production operating expenses, lower natural gas sales volumes and lower pigment sales prices.

Other expense for the first quarter of 2000 totaled $53.2 million, compared with $201.9 million in the same 1999 period. The decrease was primarily due to the 1999 merger costs and higher equity income, partially offset by lower foreign currency transaction gains and higher net interest expense.

The income tax provision was $90 million for the 2000 first quarter, which includes a benefit of $9.5 million related to prior year foreign taxes, compared with a tax benefit of $44.1 million for the 1999 period. The 1999 first-quarter amount included a $44.6 million tax benefit related to the $155.1 million in merger costs.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the first quarter of 2000, compared with the same period last year.

                                                              Three Months Ended
                                                                   March 31,
(Millions of dollars)                                         2000         1999
                                                            -------------------

Sales
     Exploration and production                             $638.1      $ 285.8
     Chemicals - Pigment                                     184.6        150.1
     Chemicals - Other                                        52.9         52.6
                                                            ------      -------
                                                             875.6        488.5
     All other                                                   -           .1
                                                            ------      -------
         Total Sales                                        $875.6      $ 488.6
                                                            ======      =======

Operating Profit
     Exploration and production                             $292.1      $  23.2
     Chemicals - Pigment                                      32.3         26.6
     Chemicals - Other                                         4.0          1.5
                                                            ------      -------
         Total Operating Profit                              328.4         51.3

Other Expense                                                (53.2)      (201.9)
                                                            ------      -------

Income (Loss) before Income Taxes                            275.2       (150.6)

Taxes on Income                                              (90.0)        44.1
                                                            ------      -------
Income (Loss) before Change in Accounting Principle          185.2       (106.5)

Cumulative Effect of Change in Accounting
     Principle, Net of Income Taxes                              -         (4.1)
                                                            ------      -------

Net Income (Loss)                                           $185.2      $(110.6)
                                                            ======      =======


Exploration and Production -

Operating profit for the first quarter of 2000 was $292.1 million, compared with $23.2 million for the same 1999 period. The higher operating profit resulted from increases in crude oil and natural gas sales prices and higher crude oil sales volumes, partially offset by higher depreciation and depletion expense, higher exploration expenses, higher operating expense and lower natural gas sales volumes.

Revenues were $638.1 million and $285.8 million for the three months ended March 31, 2000 and 1999, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for the first quarter of 2000 and 1999.

                                                      Three Months Ended              Percent
                                                           March 31,                 Increase
                                                         2000         1999          (Decrease)
                                                      ----------------------------------------

Crude oil sales (thousands of bbls/day)
     Domestic
         Offshore                                        57.6         50.2               15
         Onshore                                         17.6         19.1               (8)
     North Sea                                          124.1         96.8               28
     Other International                                 12.6         16.4              (23)
                                                       ------       ------
              Total                                     211.9        182.5               16
                                                       ======       ======

Average crude oil sales price (per barrel)
     Domestic
         Offshore                                      $25.41       $ 9.73              161
         Onshore                                        27.71        11.23              145
     North Sea                                          26.47        11.60              128
     Other International                                24.00         8.83              172
              Average                                  $26.14       $10.89              140

Natural gas sold (MMCF/day)
     Domestic
         Offshore                                         294          347              (15)
         Onshore                                          169          165                2
     North Sea                                             71           58               22
                                                       ------       ------
              Total                                       534          570               (6)
                                                       ======       ======

Average natural gas sales price (per MCF)
     Domestic
         Offshore                                      $ 2.59       $ 1.67               55
         Onshore                                         2.84         1.61               76
     North Sea                                           2.09         2.52              (17)
              Average                                  $ 2.60       $ 1.91               36



Chemicals - Pigment

Operating profit in the 2000 first quarter was $32.3 million on revenues of $184.6 million, compared with operating profit of $26.6 million on revenues of $150.1 million for the same 1999 quarter. First-quarter 2000 operating profit increased due to higher sales volumes and lower production costs, partially offset by lower sales prices.

Chemicals - Other

First-quarter 2000 operating profit was $4 million on revenues of $52.9 million, compared with operating profit of $1.5 million on revenues of $52.6 million for the same 1999 period. Operating profit for the 2000 period increased primarily due to higher sales volumes and lower production costs for electrolytic products.

Financial Condition

At March 31, 2000, the company's net working capital position was $658.3 million, compared with $37.6 million at March 31, 1999, and $320.5 million at December 31, 1999. The current ratio was 1.7 to 1 at March 31, 2000, compared with 1.0 to 1 at March 31, 1999, and 1.4 to 1 at December 31, 1999. The company's percentage of net debt (debt less cash) to capitalization was 54% at March 31, 2000, compared with 60% at December 31, 1999.

The company had unused lines of credit and revolving credit facilities of $1,399 million at March 31, 2000. Of this amount, $885 million and $347 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and Kerr-McGee Oil (U.K) PLC, respectively.

On March 6, 2000, Kerr-McGee China Petroleum Ltd., a wholly owned subsidiary, entered into a revolving credit agreement with several banks providing for borrowings up to $100 million at varying rates through March 3, 2003. The company is the guarantor of the agreement. A total of $60 million was outstanding at March 31, 2000.

In January 2000, Kerr-McGee Pigments N.V., a wholly owned subsidiary, amended its overdraft credit agreement with KBC Bank N.V. The previous agreement provided for up to 500 million Belgian francs or equivalent foreign currency at varying rates. The agreement was amended to increase the amount of borrowings available to 700 million Belgian francs or equivalent foreign currency. The company continues as guarantor of the agreement.

The company increased its shelf registration with the Securities and Exchange Commission in January 2000 to offer up to $1.5 billion of debt securities, preferred stock, common stock or warrants. In February 2000, under this registration, the company issued 7.5 million shares of its common stock and $600 million of 5 1/4% convertible subordinated debentures due 2010, generating nearly $1 billion in net proceeds to the company. A portion of these proceeds was used to redeem short-term floating rate debt used for the $555 million acquisition of Repsol S.A.'s North Sea oil and gas operations in January 2000 and the $403 million acquisition of Kemira Oyj's titanium dioxide pigment operations in Savannah, Georgia, in April 2000 and Botlek, the Netherlands, in May 2000.

On December 21, 1999, Kerr-McGee North Sea (U.K.) Ltd., a wholly owned subsidiary, and the company entered into an agreement with the Royal Bank of Canada and other financial institutions to provide up to 45,681,050 British pounds sterling in the form of standby letters of credit. Amounts may be drawn on the letters of credit through December 31, 2000.

First-quarter 2000 cash capital expenditures totaled $108.7 million, compared with $139.1 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico and North Sea, were 86% of the 2000 total. Chemical - pigment expenditures were 10% of the 2000 total. Chemical
- other and corporate incurred the remaining 4% of the expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

                           Forward-Looking Information

Statements in this quarterly report regarding the company's or management's intentions, beliefs or expectations are forward-looking statements within the meaning of the Securities Litigation Reform Act. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the success of the oil and gas exploration and production program, drilling risks, the market value of Kerr-McGee's products, uncertainties in interpreting engineering data, demand for consumer products for which Kerr-McGee's businesses supply raw materials, general economic conditions, and other factors and risks discussed in the company's SEC filings. Actual results and developments may differ materially from those expressed in this quarterly report.


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None

Item 4.    Submission of Matters to a Vote of Security Holders.

      (a) The 2000 annual meeting of stockholders was held on May 9, 2000.

      (b) Directors elected at the 2000 annual meeting were the following:

                  Sylvia A. Earle
                  Martin C. Jischke
                  Leroy C. Richie

          Directors   whose  term of  office  continues  after  the 2000  annual meeting were the following:

                  William E. Bradford
                  Luke R. Corbett
                  David C. Genever-Watling
                  Tom J. McDaniel
                  William C. Morris
                  John J. Murphy
                  Matthew R. Simmons
                  Farah M. Walters
                  Ian L. White-Thomson

      (c) The following matters were voted upon at the annual meeting:

           (1) Following are the directors elected at the 2000 annual meeting and the tabulation of votes related to each nominee.

                                                                  Votes
                                            Affirmative        Withheld

                  Sylvia A. Earle             82,016,299          558,282
                  Martin C. Jischke           81,932,364          642,762
                  Leroy C. Richie             81,930,326          644,800

           (2) The stockholders ratified the appointment of Arthur Andersen LLP as independent public accountant for 2000. Affirmative votes were 82,145,423; negative votes were 148,966 and abstentions were 280,737.

           (3)    The  stockholders  approved the 2000 Long Term Incentive Plan.
                  Affirmative   votes  were  72,088,303;   negative  votes  were
                  9,950,120, and abstentions were 536,703.

Item 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits -

      Exhibit No.

          4.12 The company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of the Offering Memorandum and Fourth Supplement to the August 1, 1982, Indenture dated January 18, 2000, relating to the company's floating rate notes due August 1, 2001, and the Fifth Supplement to the August 1, 1982, Indenture dated February 11, 2000, relating to the company's 5-1/4%, 10-year convertible subordinated debentures due February 15, 2010. The total amount of securities authorized under each of such instruments does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.

          10.4    The 2000 Long Term Incentive Plan effective May 1, 2000.

          27.0    Financial Data Schedule

      (b)  Reports on Form 8-K

            On January 31, 2000, the company filed a report on Form 8-K announcing the earnings for the company's fourth quarter and twelve months ended December 31, 1999.

            On February 4, 2000, the company filed a report on Form 8-K announcing the offering of approximately 9 million shares of common stock and $300 million of 10-year convertible subordinated debentures.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KERR-McGEE CORPORATION


Date  May 12, 2000                  By:   (Deborah A. Kitchens)
      ------------                        -------------------------------
                                          Deborah A. Kitchens
                                            Vice President and Controller
                                            and Chief Accounting Officer