Form 10-Q
period 2000-06-30
KERR MCGEE CORP
filed 2000-08-11
CIK 55458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                                    Yes X No

Number of shares of common stock, $1.00 par value, outstanding as of July 31, 2000: 94,233,982




                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                Three Months Ended                Six Months Ended
                                                                     June 30,                          June 30,
(Millions of dollars, except per-share amounts)                 2000              1999             2000         1999
                                                              ------------------------         ----------------------
Sales                                                         $994.7            $654.5         $1,870.3      $1,143.1
                                                              ------            ------         --------      --------

Costs and Expenses

    Costs and operating expenses                               347.4             268.1            624.4         493.5
    Selling, general and administrative expenses                59.5              62.5            107.5         115.2
    Depreciation and depletion                                 168.1             157.1            338.7         288.3
    Exploration, including dry holes and
        amortization of undeveloped leases                      44.8              40.6             88.8          69.4
    Taxes, other than income taxes                              28.2              17.3             58.4          32.6
    Provision for environmental remediation and
        restoration of inactive sites, net of
        reimbursements                                          88.0                 -             90.0            -
    Purchased in-process research and development               32.5                 -             32.5            -
    Merger costs                                                   -                 -                -         155.1
    Interest and debt expense                                   56.1              45.8            113.3          90.5
                                                              ------            ------         --------      --------
               Total Costs and Expenses                        824.6             591.4          1,453.6       1,244.6
                                                              ------            ------         --------      --------

                                                               170.1              63.1            416.7        (101.5)
Other Income                                                    13.5              14.0             42.1          28.0
                                                              ------            ------         --------      --------

Income (Loss) before Income Taxes                              183.6              77.1            458.8         (73.5)
Taxes on Income                                                (73.7)            (31.8)          (163.7)         12.3
                                                              ------            ------         --------      --------

Income (Loss) before Change in Accounting Principle            109.9              45.3            295.1         (61.2)
Cumulative Effect of Change in Accounting Principle
    (net of benefit for income taxes of $2.2)                      -                 -                -          (4.1)
                                                              ------            ------         --------      --------

Net Income (Loss)                                             $109.9            $ 45.3         $  295.1      $  (65.3)
                                                              ======            ======         ========      ========

Net Income (Loss) per Common Share
    Basic -

        Income before cumulative effect of change
           in accounting principle                            $ 1.17            $  .52         $   3.19      $   (.71)
        Cumulative effect of change in accounting
           principle                                               -                 -                -          (.05)
                                                              ------            ------         --------      --------

               Total                                          $ 1.17            $  .52         $   3.19      $   (.76)
                                                              ======            ======         ========      ========

    Diluted -
        Income before cumulative effect of change
           in accounting principle                            $ 1.11            $  .52         $   3.02      $   (.71)
        Cumulative effect of change in accounting
           principle                                               -                 -                -          (.05)
                                                              ------            ------         --------      --------

               Total                                          $ 1.11            $  .52         $   3.02      $   (.76)
                                                              ======            ======         ========      ========

The accompanying notes are an integral part of this statement.




                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                  June 30,      December 31,
(Millions of dollars)                                                                 2000              1999
                                                                                ----------------------------

ASSETS
------
Current Assets
    Cash                                                                        $    114.6        $    266.6
    Notes and accounts receivable                                                    631.0             500.9
    Inventories                                                                      359.1             280.9
    Deposits and prepaid expenses                                                    106.6             112.2
                                                                                ----------        ----------
           Total Current Assets                                                    1,211.3           1,160.6
                                                                                ----------        ----------

Property, Plant and Equipment                                                     12,238.9          11,049.3
    Less reserves for depreciation,
        depletion and amortization                                                 7,147.2           6,964.4
                                                                                ----------        ----------
                                                                                   5,091.7           4,084.9
                                                                                ----------        ----------

Investments and Other Assets                                                         916.6             653.7
                                                                                ----------        ----------

                                                                                $  7,219.6        $  5,899.2
                                                                                ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
    Short-term borrowings                                                       $      4.8        $      9.0
    Accounts payable                                                                 335.5             403.7
    Long-term debt due within one year                                               171.5              20.1
    Other current liabilities                                                        541.4             407.3
                                                                                ----------        ----------
           Total Current Liabilities                                               1,053.2             840.1
                                                                                ----------        ----------

Long-Term Debt                                                                     2,627.2           2,496.0
                                                                                ----------        ----------

Deferred Credits and Reserves                                                      1,398.6           1,070.7
                                                                                ----------        ----------

Stockholders' Equity
    Common stock, par value $1 - 300,000,000
        shares authorized, 101,162,872 shares issued at
        6-30-00 and 93,494,186 shares issued at 12-31-99                             101.2              93.5
    Capital in excess of par value                                                 1,642.6           1,284.0
    Preferred stock purchase rights                                                     .9                .5
    Restricted stock                                                                   5.0                .2
    Retained earnings                                                                769.6             576.0
    Accumulated other comprehensive income                                           105.2              45.4
    Common shares in treasury, at cost - 6,931,990
        shares at 6-30-00 and 7,010,790 at 12-31-99                                 (383.4)           (387.8)
    Deferred compensation                                                           (100.5)           (119.4)
                                                                                ----------        ----------
           Total Stockholders' Equity                                              2,140.6           1,492.4
                                                                                ----------        ----------

                                                                                $  7,219.6        $  5,899.2
                                                                                ==========        ==========



The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

The accompanying notes are an integral part of this statement.





                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Six Months Ended
                                                                                               June 30,
(Millions of dollars)                                                                      2000             1999
                                                                                      --------------------------

Operating Activities
--------------------
Net income (loss)                                                                     $   295.1          $ (65.3)
Adjustments to reconcile net income to net cash
    provided by operating activities -
        Depreciation, depletion and amortization                                          364.7            309.9
        Dry hole costs                                                                     36.2             22.8
        Deferred income taxes                                                             (44.8)            12.3
        Purchased in-process research and development                                      32.5                -
        Provision for environmental remediation and
           restoration of inactive sites, net of
           reimbursement                                                                   90.0                -
        (Gain) loss on sale and retirement of assets                                         .9             (3.0)
        Noncash items affecting net income                                                 25.6            160.2
        Other net cash used in operating activities                                      (128.5)          (362.1)
                                                                                      ---------          -------
           Net Cash Provided by Operating Activities                                      671.7             74.8
                                                                                      ---------          -------

Investing Activities
--------------------
Capital expenditures                                                                     (254.3)          (274.3)
Acquisitions                                                                             (999.4)           (54.4)
Other investing activities                                                                  4.4            (18.4)
                                                                                      ---------          -------
           Net Cash Used in Investing Activities                                       (1,249.3)          (347.1)
                                                                                      ---------          -------

Financing Activities
--------------------
Issuance of long-term debt                                                                924.2            940.6
Repayment of long-term debt                                                              (788.6)          (538.7)
Increase (decrease) in short-term borrowings                                               (4.1)            15.9
Issuance of common stock                                                                  370.2              1.3
Dividends paid                                                                            (81.3)           (60.6)
Other financing activities                                                                   -             (41.7)
                                                                                      ---------          -------
           Net Cash Provided by Financing Activities                                      420.4            316.8
                                                                                      ---------          -------

Effects of Exchange Rate Changes on Cash and Cash Equivalents                               5.2             (7.1)
                                                                                      ---------          -------

Net Increase (Decrease) in Cash and Cash Equivalents                                     (152.0)            37.4

Cash and Cash Equivalents at Beginning of Period                                          266.6            121.0
                                                                                      ---------          -------

Cash and Cash Equivalents at End of Period                                            $   114.6          $ 158.4
                                                                                      =========          =======


The accompanying notes are an integral part of this statement.





                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

B. Effective January 1, 1999, the company adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities to be expensed as incurred. Unamortized start-up costs at the beginning of the year were required to be recognized as cumulative effect of a change in accounting principle, which increased the 1999 six-month after-tax loss by $4.1 million.

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

C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                   Six Months Ended
                                                       June 30,
     (Millions of dollars)                        2000              1999
                                               -------------------------

     Income tax payments                        $126.3            $ 53.7
     Less refunds received                       (24.2)            (58.5)
                                                ------            ------
     Net income tax payments (refunds)          $102.1            $ (4.8)
                                                ======            ======

     Interest payments                          $ 98.8            $ 96.6
                                                ======            ======


D. During the second quarter of 2000 and 1999, comprehensive income was $122.3 million and $44.3 million, respectively. For the six months ended June 30, 2000 and 1999, comprehensive income (loss) was $354.9 million and $(80.5) million, respectively.

     The company has certain investments that are considered to be available for sale. The company also has debt that is exchangeable into equity securities of an investee that are considered available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity or trading at June 30, 2000, or December 31, 1999. At June 30, 2000, and December 31, 1999, available for sale securities for which fair value can be determined are as follows:





                                                       June 30, 2000                    December 31, 1999
                                            ---------------------------------   -------------------------------
                                                                     Gross                              Gross
                                                                  Unrealized                         Unrealized
                                              Fair                  Holding      Fair                  Holding
                                              Value      Cost     Gain (Loss)    Value      Cost        Gain
                                              -----      -----    -----------    -----      -----    ----------

     Equity securities                       $557.4      208.8       $348.6     $327.2     $208.8       $118.4
     Exchangeable debt                        472.4      330.3       (142.1)     327.2      330.3          3.1
     U.S. government obligations -
       Maturing within one year                 2.4        2.4            -        4.7        4.7            -
       Maturing between one year
         and four years                         4.2        4.3          (.1)      11.1       10.9           .2
                                                                     ------                             ------
              Total                                                  $206.4                             $121.7
                                                                     ======                             ======



E. Investments in equity affiliates totaled $59.1 million at June 30, 2000, and $59 million at December 31, 1999. Equity income related to the investments is included in Other Income in the Consolidated Statement of Income and totaled $7.9 million and $4.8 million for the three months ended June 30, 2000 and 1999, respectively. For the first six months of 2000, equity income totaled $13.5 million, compared with $7.1 million for the same 1999 period.

F. The following tables set forth the computation of basic and diluted earnings (loss) per share (EPS) for the three-month and six-month periods ended June 30, 2000 and 1999.


                                                                For the Three Months Ended June 30,
                                        -----------------------------------------------------------------------
                                                      2000                                   1999
                                        --------------------------------        -------------------------------
     (In millions, except                                     Per-Share                               Per-Share
     per-share amounts)                  Income     Shares     Income            Income     Shares     Income
                                         ------     ------    ---------          ------     ------    ---------
     Basic EPS                           $109.9        94.2     $1.17             $45.3      86.4     $.52
                                                                =====                                 ====

     Effect of Dilutive Securities:
     5 1/4% convertible debentures          5.3         9.8                           -         -
     7 1/2% convertible debentures          2.3         1.7                           -         -
     Stock options                            -          .2                           -         -
                                         ------       -----                       -----      ----
     Diluted EPS                         $117.5       105.9     $1.11             $45.3      86.4     $.52
                                         ======       =====     =====             =====      ====     ====



                                                                For the Six Months Ended June 30,
                                        -----------------------------------------------------------------------
                                                      2000                                   1999
                                        --------------------------------        -------------------------------
     (In millions, except                                     Per-Share                               Per-Share
     per-share amounts)                  Income     Shares     Income             Loss      Shares      Loss
                                         ------     ------    ---------           ----      ------    ---------
     Basic EPS                           $295.1        92.4     $3.19            $(65.3)     86.4       $(.76)
                                                                =====                                   =====

     Effect of Dilutive Securities:
     5 1/4% convertible debentures          8.3         7.6                           -         -
     7 1/2% convertible debentures          4.6         1.7                           -         -
     Stock options                            -          .2                           -         -
                                         ------       -----                      ------      ----
     Diluted EPS                         $308.0       101.9     $3.02            $(65.3)     86.4       $(.76)
                                         ======       =====     =====            ======      ====       =====



G.   CONTINGENCIES

     West Chicago, Illinois

     In 1973, a wholly owned subsidiary, Kerr-McGee Chemical Corporation, now Kerr-McGee Chemical LLC (Chemical), closed the facility in West Chicago, Illinois, that processed thorium ores. Historical operations had resulted in low-level radioactive contamination at the facility and in the surrounding areas. In 1979, Chemical filed a plan with the Nuclear Regulatory Commission (NRC) to decommission the facility. In 1990, the NRC transferred jurisdiction over the facility to the State of Illinois (the State). Following is the current status of various matters associated with the closed facility.

     Closed Facility - In 1994, Chemical, the City of West Chicago (the City) and the State reached agreement on the initial phase of the decommissioning plan for the closed West Chicago facility, and Chemical began shipping material from the site to a licensed permanent disposal facility.

     In February 1997, Chemical executed an agreement with the City covering the terms and conditions for completing the final phase of decommissioning work. The State has indicated approval of the agreement and has issued license amendments authorizing much of the work. Chemical expects most of the work to be completed within the next four years, leaving principally only groundwater remediation and/or monitoring for subsequent years.

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

     Vicinity Areas - The United States Environmental Protection Agency (EPA) has listed four areas in the vicinity of the closed West Chicago facility on the National Priority List promulgated by EPA under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and has designated Chemical as a potentially responsible party in these four areas. Two of the four areas presently are being studied to determine the extent of contamination and the nature of any remedy. These two areas are known as the Sewage Treatment Plant and Kress Creek. The scope of the required cleanup for these two areas has not been determined. EPA previously issued unilateral administrative orders for the other two areas (known as the residential areas and Reed-Keppler Park), which require Chemical to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. Without waiving any of its rights or defenses, Chemical is conducting the work required by the two orders. Chemical has substantially completed the required excavation and restoration work at the park site, and will be monitoring the site pending final EPA approval.

     Judicial Proceedings - In December 1996, a lawsuit was filed against the company and Chemical in Illinois state court on behalf of a purported class of present and former West Chicago residents. The lawsuit seeks damages for alleged diminution in property values and the establishment of a medical monitoring fund to benefit those allegedly exposed to thorium wastes originating from the former facility. The case was removed to federal court. In August 2000, the court approved a settlement that resolves the litigation on a class-wide basis.

     Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the U.S. Department of Energy is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1998 to increase the amount authorized for reimbursement to $140 million plus inflation adjustments. Through June 30, 2000, Chemical has been reimbursed approximately $88 million under Title X. These reimbursements are provided by congressional appropriations.

     Other Matters

     The company and/or its subsidiaries are parties to a number of legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. These include proceedings associated with facilities currently or previously owned, operated or used by the company, its subsidiaries, and/or their predecessors, and include claims for personal injuries and property damages. The company's current and former operations also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company and/or its subsidiaries to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been disposed of or released. Some of these sites have been designated Superfund sites by EPA pursuant to CERCLA.

     The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because:

       * some sites are in the early stages of investigation and other sites may be identified in the future;

       * cleanup requirements are difficult to predict at sites where remedial investigations have not been completed or final decisions have not been made regarding cleanup requirements, technologies or other factors that bear on cleanup costs;

       * environmental laws frequently impose joint and several liability on all potentially responsible parties, and it can be difficult to determine the number and financial condition of other potentially responsible parties and their shares of responsibility for cleanup costs; and

       * environmental laws and regulations are continually changing and court proceedings are inherently uncertain.

     As of June 30, 2000, the company has reserves totaling $268 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $138 million for the West Chicago sites. Cumulative expenditures at all environmental sites through June 30, 2000, total $724 million. Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liability at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.

H. During the second quarter of 2000, the company finalized the agreements with Kemira Oyj of Finland to purchase its titanium dioxide pigment operations in Savannah, Georgia, and Botlek, Netherlands, for $403 million. The acquisitions were accounted for under the purchase method of accounting for business combinations.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 2000 Results with 1999 Results

CONSOLIDATED OPERATIONS

Second-quarter 2000 net income totaled $109.9 million, compared with $45.3 million for the same 1999 period. Net income for the first six months of 2000 totaled 295.1 million, compared with a net loss of $65.3 million a year earlier. Operating profit increased 152% or $201.5 million in the 2000 second quarter, compared with the same 1999 period. Significantly higher crude oil and natural gas sales prices contributed to the increase in operating profit, together with lower titanium dioxide pigment production costs and higher pigment sales volumes. Partially offsetting were the write-off of purchased in-process research and development associated with the acquisition of the Savannah, Ga., pigment plant, higher production costs and exploration expense for the exploration and production operations, lower pigment sales prices and lower natural gas sales volumes. Operating profit for the first six months of 2000 totaled $662.4 million, compared with $183.8 million for the same 1999 period. The increase in operating profit was due to higher crude oil and natural gas sales prices, higher pigment sales volumes and lower pigment production costs, partially offset by higher production costs, depreciation and depletion and exploration expenses for the exploration and production operations, purchased in-process research and development and lower pigment sales prices.

Other expense for the second quarter of 2000 totaled $150.4 million, compared with $55.4 million in the same 1999 period. The increase was primarily due to the environmental provision for inactive sites, costs associated with chemical facility closings and product line discontinuations and higher net interest expense, partially offset by higher foreign currency transaction gains and higher equity income. Other expense for the first six months of 2000 was $203.6 million, compared with $257.3 million for the same 1999 period. This decrease was due primarily to 1999 merger costs, higher foreign currency transaction gains and higher equity income, partially offset by higher environmental provision, costs associated with the chemical facility closings and product line discontinuations, higher net interest expense and higher litigation provisions.

The income tax provision was $73.7 million for the 2000 second quarter, compared with $31.8 million for the 1999 period. The income tax provision for the first six months of 2000 was $163.7 million, compared with an income tax benefit of $12.3 million for the 1999 period. The income tax benefit for the first six months of 1999 included a $44.6 million tax benefit related to the $155.1 million in merger costs.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the second quarter and the first six months of 2000, compared with the same periods last year.


                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
(Millions of dollars)                                   2000             1999              2000             1999
                                                    -------------------------         --------------------------

Sales
     Exploration and production                       $664.2           $419.8          $1,302.3         $  705.6
     Chemicals - Pigment                               276.2            175.5             460.8            325.6
     Chemicals - Other                                  54.2             59.1             107.1            111.7
                                                      ------           ------          --------         --------
                                                       994.6            654.4           1,870.2          1,142.9
     All other                                            .1               .1                .1               .2
                                                      ------           ------          --------         --------
         Total Sales                                  $994.7           $654.5          $1,870.3         $1,143.1
                                                      ======           ======          ========         ========

Operating Profit
     Exploration and production                        324.5             98.6             616.6            121.8
     Chemicals - Pigment                                 6.0             30.1              38.3             56.7
     Chemicals - Other                                   3.5              3.8               7.5              5.3
                                                      ------           ------          --------         --------
         Total Operating Profit                        334.0            132.5             662.4            183.8

Other Expense                                         (150.4)           (55.4)           (203.6)          (257.3)
                                                      ------           ------          --------         --------

Income (Loss) before Income Taxes                      183.6             77.1             458.8            (73.5)

Taxes on Income                                        (73.7)           (31.8)           (163.7)            12.3
                                                      ------           ------          --------         --------
Income (Loss) before Change
     in Accounting Principle                           109.9             45.3             295.1            (61.2)

Cumulative Effect of Change in Accounting
     Principle, Net of Income Taxes                       -                 -                -              (4.1)
                                                      ------           ------          --------         --------

Net Income (Loss)                                     $109.9           $ 45.3          $  295.1         $  (65.3)
                                                      ======           ======          ========         ========




Exploration and Production -

Operating profit for the second quarter of 2000 was $324.5 million, compared with $98.6 million for the same 1999 period. Operating profit for the first six months of 2000 and 1999 was $616.6 million and $121.8 million, respectively. The increase in operating profit for both 2000 periods was due to higher crude oil and natural gas sales prices, partially offset by higher production costs, higher depreciation and depletion, higher exploration expense and lower natural gas sales volumes. Partially offsetting the second-quarter increase in operating profit were lower crude oil sales volumes and higher general and administrative expense. The higher operating profit for the six-month period also reflects higher crude oil sales volumes and lower general and administrative expense.

Revenues were $664.2 million and $419.8 million for the three months ended June 30, 2000 and 1999, respectively, and $1,302.3 million and $705.6 million for the first six months of 2000 and 1999, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the second quarter and first six months of 2000 and 1999.



                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                        2000             1999              2000             1999
                                                    -------------------------           ------------------------


Crude oil and condensate sales
   (thousands of bbls/day)
     Domestic
         Offshore                                       57.4             61.7              57.5             56.0
         Onshore                                        16.6             18.8              17.1             18.9
     North Sea                                         117.8            112.0             120.9            103.2
     Other International                                14.9             15.5              14.4             16.0
                                                      ------           ------            ------           ------
              Total                                    206.7            208.0             209.9            194.1
                                                      ======           ======            ======           ======

Average crude oil sales price (per barrel)
     Domestic
         Offshore                                     $25.52           $13.93            $25.47           $12.06
         Onshore                                       27.76            15.82             27.74            13.51
     North Sea                                         26.35            15.18             26.41            13.57
     Other International                               25.02            12.99             24.54            10.84
              Average                                 $26.14           $14.81            $26.14           $13.01

Natural gas sold (MMCF/day)
     Domestic
         Offshore                                        296              376               295              362
         Onshore                                         176              172               173              168
     North Sea                                            71               43                70               51
                                                      ------           ------            ------           ------
              Total                                      543              591               538              581
                                                      ======           ======            ======           ======

Average natural gas sales price (per MCF)
     Domestic
         Offshore                                      $3.56            $2.16             $3.08            $1.93
         Onshore                                        3.71             2.18              3.28             1.90
     North Sea                                          1.90             2.28              2.00             2.42
              Average                                  $3.40            $2.28             $3.00            $2.10



Chemicals - Pigment

Second-quarter 2000 operating profit was $6 million on revenues of $276.2 million, compared with operating profit of $30.1 million on revenues of $175.5 million for the same 1999 period. For the first six months of 2000 and 1999, operating profit was $38.3 million and $56.7 million, respectively, on revenues of $460.8 million and $325.6 million, respectively. Operating profit for both 2000 periods was negatively impacted by $32.5 million of purchased in-process research and development and $5 million transition-related expenses associated with the acquisition of two pigment plants from Kemira Oyj. Excluding these special items, operating profit for the second quarter and first six months of 2000 was $43.5 million and $75.8 million, respectively. Excluding special items, the increase in operating profit for both 2000 periods was due to lower per-unit production costs and higher sales volumes, partially offset by lower sales prices.

Chemicals - Other

Operating profit in the 2000 second quarter was $3.5 million on revenues of $54.2 million, compared with operating profit of $3.8 million on revenues of $59.1 million for the 1999 period. For the first six months of 2000 and 1999, operating profit was $7.5 million and $5.3 million, respectively, on revenues of $107.1 million and $111.7 million, respectively. Higher electrolytic product sales prices were the primary reason for the increase in operating profit for the first six months of 2000 period compared with the same 1999 period.

Financial Condition

At June 30, 2000, the company's net working capital position was $158.1 million, compared with $192.1 million at June 30, 1999, and $320.5 million at December 31, 1999. The current ratio was 1.2 to 1 at both June 30, 2000, and June 30, 1999, compared with 1.4 to 1 at December 31, 1999. The company's percentage of net debt (debt less cash) to capitalization was 55% at June 30, 2000, compared with 60% at December 31, 1999.

The company had unused lines of credit and revolving credit facilities of $1,324 million at June 30, 2000. Of this amount, $885 million and $264 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and Kerr-McGee Oil (U.K.) PLC, respectively.

Cash capital expenditures for the first six months of 2000, excluding acquisitions, totaled $254.3 million, compared with $274.3 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico and North Sea, were 87% of the 2000 total. Chemical - pigment expenditures were 10% of the 2000 total. Chemical - other and corporate incurred the remaining 3% of the expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           The United States Environmental Protection Agency (EPA) has notified the company's wholly owned subsidiary, Kerr-McGee Chemical Corporation, now Kerr-McGee Chemical LLC (Chemical), that it is a potentially responsible party at a Superfund site located in New Jersey. EPA has alleged the site was once owned and operated by a predecessor of Chemical. Although EPA has not selected a final remedy, EPA has preliminarily estimated that cleanup costs at the site may exceed $100 million. Chemical is evaluating possible defenses to any claim by EPA for response costs. The company has not provided a reserve for the site as it is not possible to reliably estimate whatever liability Chemical may have for the cleanup because of uncertainties regarding Chemical's connection to the site and EPA's selection of a remedy. See Note G. to the consolidated financial statements in this Form 10-Q.

Item 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits -

      Exhibit No.
      -----------

          27.0    Financial Data Schedule

      (b)  Reports on Form 8-K

           None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             KERR-McGEE CORPORATION



Date    August 11, 2000                  By:   (Deborah A. Kitchens)
        ---------------                        ---------------------
                                               Deborah A. Kitchens
                                                 Vice President and Controller
                                                 and Chief Accounting Officer