Form 10-Q
period 2000-09-30
KERR MCGEE CORP
filed 2000-11-07
CIK 55458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Number of shares of common stock, $1.00 par value, outstanding as of September 30, 2000: 94,327,600

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions of dollars, except per-share amounts)	2000	1999	2000	1999

Sales	$1,089.3	$752.5	$2,959.6	$1,895.6

Costs and Expenses
Costs and operating expenses	348.8	279.5	973.2	773.0
Selling, general and administrative expenses	46.4	53.4	153.9	168.6
Depreciation and depletion	171.5	159.2	510.2	447.5
Exploration, including dry holes and
amortization of undeveloped leases	49.1	24.7	137.9	94.1
Taxes, other than income taxes	30.9	21.9	89.3	54.5
Provision for environmental remediation and restoration of inactive sites, net of reimbursements	-	-	90.0	-
Purchased in-process research and development	-	-	32.5	-
Merger costs	-	-	-	155.1
Interest and debt expense	49.1	50.4	162.4	140.9
Total Costs and Expenses	695.8	589.1	2,149.4	1,833.7

	393.5	163.4	810.2	61.9
Other Income (Loss)	11.6	(1.9)	53.7	26.1

Income before Income Taxes	405.1	161.5	863.9	88.0
Taxes on Income	(140.5)	(63.8)	(304.2)	(51.5)

Income before Change in Accounting Principle	264.6	97.7	559.7	36.5
Cumulative Effect of Change in Accounting Principle (net of benefit for income taxes of $2.2)	-	-	-	(4.1)

Net Income	$ 264.6	$ 97.7	$ 559.7	$ 32.4

Net Income per Common Share
Basic -
Income before cumulative effect of change
in accounting principle	$ 2.81	$ 1.13	$ 6.01	$ .42
Cumulative effect of change in accounting
principle	-	-	-	(.05)

Total	$ 2.81	$ 1.13	$ 6.01	$ .37

Diluted -
Income before cumulative effect of change
in accounting principle	$ 2.57	$ 1.13	$ 5.62	$ .42
Cumulative effect of change in accounting
principle	-	-	-	(.05)

Total	$ 2.57	$ 1.13	$ 5.62	$ .37

The accompanying notes are an integral part of this statement.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
	September 30,	December 31,
(Millions of dollars)	2000	1999
ASSETS
Current Assets
Cash	$ 174.8	$ 266.6
Notes and accounts receivable	673.1	500.9
Inventories	342.8	280.9
Deposits and prepaid expenses	108.6	112.2
Total Current Assets	1,299.3	1,160.6

Property, Plant and Equipment	12,321.4	11,049.3
Less reserves for depreciation,
depletion and amortization	7,240.3	6,964.4
	5,081.1	4,084.9

Investments and Other Assets	940.6	653.7

	$7,321.0	$5,899.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$ 4.1	$ 9.0
Accounts payable	387.4	403.7
Long-term debt due within one year	175.2	20.1
Other current liabilities	655.2	407.3
Total Current Liabilities	1,221.9	840.1

Long-Term Debt	2,399.7	2,496.0

Deferred Credits and Reserves	1,342.8	1,070.7

Stockholders' Equity
Common stock, par value $1 - 300,000,000
shares authorized, 101,259,590 shares issued at
9-30-00 and 93,494,186 shares issued at 12-31-99	101.3	93.5
Capital in excess of par value	1,647.3	1,284.0
Preferred stock purchase rights	.9	.5
Restricted stock	5.0	.2
Retained earnings	992.3	576.0
Accumulated other comprehensive income	89.2	45.4
Common shares in treasury, at cost - 6,931,990
shares at 9-30-00 and 7,010,790 at 12-31-99	(383.4)	(387.8)
Deferred compensation	(96.0)	(119.4)
Total Stockholders' Equity	2,356.6	1,492.4

	$7,321.0	$5,899.2

The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

The accompanying notes are an integral part of this statement.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30,
(Millions of dollars)	2000	1999

Operating Activities
Net income	$ 559.7	$ 32.4
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation, depletion and amortization	548.4	478.4
Dry hole costs	53.1	24.0
Deferred income taxes	(73.0)	21.2
Purchased in-process research and development	32.5	-
Provision for environmental remediation and
restoration of inactive sites, net of reimbursement	90.0	-
(Gain) loss on sale and retirement of assets	4.1	(3.4)
Noncash items affecting net income	37.0	166.0
Other net cash used in operating activities	(14.7)	(385.5)
Net Cash Provided by Operating Activities	1,237.1	333.1

Investing Activities
Capital expenditures	(456.5)	(387.6)
Acquisitions	(999.4)	(65.9)
Other investing activities	7.3	(6.3)
Net Cash Used in Investing Activities	(1,448.6)	(459.8)

Financing Activities
Issuance of long-term debt	841.3	999.5
Repayment of long-term debt	(965.5)	(639.3)
Decrease in short-term borrowings	(4.9)	(29.2)
Issuance of common stock	374.9	4.6
Dividends paid	(123.6)	(99.5)
Other financing activities	-	(41.6)
Net Cash Provided by Financing Activities	122. 2	194.5

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2.5)	(4.4)

Net Increase (Decrease) in Cash and Cash Equivalents	(91.8)	63.4

Cash and Cash Equivalents at Beginning of Period	266.6	121.0

Cash and Cash Equivalents at End of Period	$ 174.8	$184.4

The accompanying notes are an integral part of this statement.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
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

B.

Effective January 1, 1999, the company adopted Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities to be expensed as incurred. Unamortized start-up costs at the beginning of the year were required to be recognized as cumulative effect of a change in accounting principle, which increased the 1999 nine-month after-tax loss by $4.1 million.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. The standard is effective for fiscal years beginning after June 15, 2000. The company has conducted an inventory of its derivative instruments and is assessing the applicability of FAS 133 to the exposures. Efforts continue to identify all derivatives, document hedging strategies and determine methods of addressing effectiveness of the hedges. Management continues to believe that the standard will not have a material impact on the company's results of operations due to the limited amount of derivative and hedging activities in which the company engages.

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," effective for the company's fourth quarter of 2000. The consensus on the issue requires amounts billed to a customer for shipping and handling to be classified as revenue in the income statement. Also, the classification of the costs incurred to provide the shipping and handling service should generally be included in cost of sales; however, if such costs are not part of cost of sales, disclosure must be made of the amount of such costs and the line item on the income statement in which the costs are included. Upon adoption, restatement of prior years' statements will be required. Management is currently assessing the impact of the EITF issue on the company's income statement classification.

C.	Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

	Nine Months Ended
	September 30,
(Millions of dollars)	2000	1999

Income tax payments	$203.0	$ 74.8
Less refunds received	(33.9)	(60.0)
Net income tax payments	$169.1	$ 14.8

Interest payments	$138.0	$121.4

D.

During the third quarter of 2000 and 1999, comprehensive income was $248.7 million and $220.4 million, respectively. For the nine months ended September 30, 2000 and 1999, comprehensive income was $603.5 million and $139.9 million, respectively.

The company has certain investments that are considered to be available for sale. The company also has debt that is exchangeable into equity securities of an investee that are considered available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity or trading at September 30, 2000, or December 31, 1999. At September 30, 2000, and December 31, 1999, available-for-sale securities for which fair value can be determined are as follows:

September 30, 2000			December 31, 1999
		Gross			Gross
		Unrealized			Unrealized
Fair		Holding	Fair		Holding
Value	Cost	Gain (Loss)	Value	Cost	Gain

Equity Securities	$598.7	208.8	$389.9	$327.2	$208.8	$118.4
Exchangeable debt	507.4	330.3	(177.1)	327.2	330.3	3.1
U.S. government obligations -
Maturing within one year	1.8	1.8	-	4.7	4.7	-
Maturing between one year
and four years	4.3	4.3	-	11.1	10.9	.2
Total			$212.8			$121.7

E.

Investments in equity affiliates totaled $59.4 million at September 30, 2000, and $59 million at December 31, 1999. Equity income related to the investments is included in Other Income in the Consolidated Statement of Income and totaled $6.3 million and $4.1 million for the three months ended September 30, 2000 and 1999, respectively. For the first nine months of 2000, equity income totaled $19.8 million, compared with $11.2 million for the same 1999 period.

F.	The following tables set forth the computation of basic and diluted earnings per share (EPS) for the three-month and nine-month periods ended September 30, 2000 and 1999.

	For the Three Months Ended September 30,
	2000			1999
(In millions, except			Per-Share			Per-Share
per-share amounts)	Income	Shares	Income	Income	Shares	Income

Basic EPS	$264.6	94.3	$2.81	$97.7	86.4	$1.13

Effect of Dilutive Securities:
5 1/4% convertible deb.	5.3	9.8		-	-
7 1/2% convertible deb.	2.2	1.7		-	-
Stock options	-	.2		-	.2
Diluted EPS	$272.1	106.0	$2.57	$97.7	86.6	$1.13

	For the Nine Months Ended September 30,
	2000			1999
(In millions, except			Per-Share			Per-Share
per-share amounts)	Income	Shares	Income	Income	Shares	Income

Basic EPS	$559.7	93.1	$6.01	$32.4	86.4	$.37

Effect of Dilutive Securities:
5 1/4% convertible deb.	13.6	8.3		-	-
7 1/2% convertible deb.	6.8	1.7		-	-
Stock options	-	.2		-	-
Diluted EPS	$580.1	103.3	$5.62	$32.4	86.4	$.37

G.

On January 18, 2000, the company completed the acquisition of Repsol S.A.'s upstream United Kingdom North Sea operations for $555 million. During the second quarter of 2000, the company finalized the agreements with Kemira Oyj of Finland to purchase its titanium dioxide pigment operations in Savannah, Ga., and Botlek, Netherlands, for $403 million. The acquisitions were accounted for using the purchase method of accounting for business combinations. In accordance with the purchase agreement, the results of operations from the purchased Repsol assets have been reported in the company's income statement beginning January 1, 2000. The Savannah and Botlek pigment operating results have been included in the company's income statement beginning April 1 and May 1, 2000, respectively. The following table provides selected pro-forma information as if the operations had been combined as of January 1, 1999.

Pro-Forma Results
Nine Months Ended	Three Months Ended	Nine Months Ended
September 30, 2000	September 30, 1999	September 30, 1999

Sales	$3,049.8	$867.4	$2,210.3

Net Income	$551.1	$102.0	$42.4

Earnings per Share -
Basic	$5.97	$1.18	$.49
Diluted	$5.57	$1.18	$.49

H.	CONTINGENCIES
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

Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the U.S. Department of Energy is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1998 to increase the amount authorized for reimbursement to $140 million plus inflation adjustments. Through September 30, 2000, Chemical has been reimbursed approximately $115 million under Title X. These reimbursements are provided by congressional appropriations.

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

The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because:

*	some sites are in the early stages of investigation, and other sites may be identified in the future;
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

*	environmental laws and regulations are continually changing, and court proceedings are inherently uncertain.

As of September 30, 2000, the company has reserves totaling $232 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $121 million for the West Chicago sites. Cumulative expenditures at all environmental sites through September 30, 2000, total $759 million. Management believes, after consultation with General Counsel, that currently the company has reserved adequately for the reasonably estimable costs of contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liability at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 2000 Results with 1999 Results

CONSOLIDATED OPERATIONS

Third-quarter 2000 net income totaled $264.6 million, compared with $97.7 million for the same 1999 period. Net income for the first nine months of 2000 totaled $559.7 million, compared with $32.4 million a year earlier. Operating profit totaled $458.6 million in the 2000 third quarter, compared with $239.1 million in the 1999 quarter. Operating profit for the first nine months of 2000 was $1,121 million, compared with $422.9 million in the same 1999 period. The record operating profit for both the 2000 quarter and nine-month period reflects significantly higher crude oil and natural gas sales prices, higher titanium dioxide pigment sales volumes and lower pigment production costs. Partially offsetting for both periods were higher exploration and production operating expense, higher exploration expense and lower natural gas sales volumes. The higher operating profit for the nine-month period was also partially offset by the write-off of purchased in-process research and development associated with the acquisition of the Savannah, Ga., pigment plant.

Other expense for the third quarter of 2000 totaled $53.5 million, compared with $77.6 million in the same 1999 period. The decrease was primarily due to foreign currency transaction gains compared with 1999 losses, lower litigation and employee benefit accruals, higher equity income and lower net interest expense, partially offset by losses on sale of assets compared with 1999 gains. Other expense for the first nine months of 2000 was $257.1 million, compared with $334.9 million for the 1999 period. The decrease was due primarily to 1999 merger costs, higher foreign currency transaction gains, higher 1999 employee benefit accruals and higher equity income, partially offset by higher environmental provisions, costs associated with certain chemical facility closings and product line discontinuations, losses on sale of assets compared with 1999 gains and higher net interest expense.

The income tax provision was $140.5 million for the 2000 third quarter, compared with $63.8 million for the 1999 period. The income tax provision for the first nine months of 2000 was $304.2 million, compared with $51.5 million for the 1999 period. The provision for the first nine months of 1999 included a $44.6 million tax benefit related to the $155.1 million in merger costs.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the third quarter and the first nine months of 2000, compared with the same periods last year.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions of dollars)	2000	1999	2000	1999

Sales
Exploration and production	$ 745.4	$510.2	$2,047.7	$1,215.8
Chemicals - Pigment	286.2	184.3	747.0	509.9
Chemicals - Other	57.5	58.0	164.6	169.7
	1,089.1	752.5	2,959.3	1,895.4
All other	.2	-	.3	.2
Total Sales	$1,089.3	$752.5	$2,959.6	$1,895.6

Operating Profit
Exploration and production	$ 405.6	$209.5	$1,022.2	$ 331.3
Chemicals - Pigment	47.3	25.1	85.6	81.8
Chemicals - Other	5.7	4.5	13.2	9.8
Total Operating Profit	458.6	239.1	1,121.0	422.9

Other Expense	(53.5)	(77.6)	(257.1)	(334.9)

Income before Income Taxes	405.1	161.5	863.9	88.0

Taxes on Income	(140.5)	(63.8)	(304.2)	(51.5)
Income before Change in
Accounting Principle	264.6	97.7	559.7	36.5

Cumulative Effect of Change in Accounting
Principle, Net of Income Taxes	-	-	-	(4.1)

Net Income	$ 264.6	$ 97.7	$ 559.7	$ 32.4

Exploration and Production -

Third-quarter 2000 operating profit was $405.6 million, compared with $209.5 million for the same 1999 quarter. Operating profit for the first nine months of 2000 and 1999 was $1,022.2 million and $331.3 million, respectively. Operating profit for both 2000 periods was higher due primarily to higher crude oil and natural gas sales prices, partially offset by higher production costs, higher exploration expense and lower natural gas sales volumes. The higher operating profit for the 2000 third quarter was also partially offset by lower crude oil sales volumes. Operating profit for the first nine months of 2000 benefited from higher crude oil sales volumes, offset by higher depreciation and depletion expense.

 Revenues were $745.4 million and $510.2 million for the three months ended September 30, 2000 and 1999, respectively, and $2,047.7 million and $1,215.8 million for the first nine months of 2000 and 1999, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the third quarter and first nine months of 2000 and 1999.
Three Months Ended		Nine Months Ended
September 30,		September 30,
2000	1999	2000	1999

Crude oil and condensate sales
(thousands of bbls/day)
Domestic
Offshore	57.1	63.4	57.4	58.4
Onshore	16.5	18.5	16.9	18.6
North Sea	111.9	108.1	117.9	107.4
Other International	16.5	15.2	14.5	15.6
Total	202.0	205.2	206.7	200.0

Average crude oil sales price (per barrel)
Domestic
Offshore	$28.15	$18.21	$26.36	$14.31
Onshore	30.39	20.25	28.61	15.80
North Sea	29.73	20.51	27.47	15.92
Other International	26.02	16.03	25.10	12.55
Average	$29.04	$19.57	$27.09	$15.28

Natural gas sold (MMCF/day)
Domestic
Offshore	291	345	294	356
Onshore	173	171	173	167
North Sea	63	50	68	50
Total	527	566	535	573

Average natural gas sales price (per MCF)
Domestic
Offshore	$4.38	$2.63	$3.51	$2.16
Onshore	4.46	2.69	3.68	2.17
North Sea	2.09	1.70	2.03	2.18
Average	$4.13	$2.64	$3.38	$2.28

Chemicals - Pigment

Third-quarter 2000 operating profit was $47.3 million on revenues of $286.2 million, compared with $25.1 million on revenues of $184.3 million for the same 1999 period. For the first nine months of 2000 and 1999, operating profit was $85.6 million and $81.8 million, respectively, on revenues of $747 million and $509.9 million, respectively.

Revenues for both 2000 periods increased due to higher sales volumes as a result of the impact of the company's plant acquisitions in Savannah, Ga., and Botlek, Netherlands, and higher production from the facility in Hamilton, Miss. Third-quarter 2000 revenues also benefited from higher sales prices while the year-to-date average sales prices in 2000 were lower than in the same period of 1999. The decrease in the year-to-date 2000 sales prices was primarily due to the decline in the average exchange rate for the Euro from 1999 to 2000. Operating profit for both 2000 periods increased due to higher revenues and lower per-unit production costs. Operating profit for the first nine months of 2000 was negatively impacted by the costs of purchased in-process research and development and transition costs associated with acquisitions.

Chemicals - Other

Operating profit in the 2000 third quarter was $5.7 million on revenues of $57.5 million, compared with operating profit of $4.5 million on revenues of $58 million for the 1999 period. For the first nine months of 2000 and 1999, operating profit was $13.2 million and $9.8 million, respectively, on revenues of $164.6 million and $169.7 million, respectively. Revenues and operating profit for both 2000 periods increased primarily due to higher electrolytic and specialty product sales prices.

Financial Condition

At September 30, 2000, the company's net working capital position was $77.4 million, compared with $269.9 million at September 30, 1999, and $320.5 million at December 31, 1999. The current ratio was 1.1 to 1 at September 30, 2000, compared with 1.3 to 1 at September 30, 1999, and 1.4 to 1 at December 31, 1999. The company's percentage of net debt (debt less cash) to capitalization was 50% at September 30, 2000, compared with 60% at December 31, 1999.

During the third quarter of 2000, Kerr-McGee Corporation and Kerr-McGee Oil & Gas Corporation, a wholly owned subsidiary, entered into a 5-year lease commitment with Kerr-McGee Boomvang Business Trust. The trust was created to construct an independent spar production platform that will be used in the development of the Gulf of Mexico Boomvang field in which the company has a 30% working interest. The construction of the platform is being financed by a $77.5 million synthetic lease credit facility between the trust and a group of financial institutions. In addition, in the second quarter of 2000, the company entered into a similar arrangement with Kerr-McGee Nansen Business Trust to construct a platform to be used in the development of the Nansen field in which the company has a 50% working interest. The construction of that platform is being financed by a $137.2 million synthetic lease credit facility. The company is obligated to make lease payments in amounts sufficient to pay interest at varying rates on both of the financings. After construction, the company has committed to enter into operating leases for these floating platforms.

The company had unused lines of credit and revolving credit facilities of $1,510 million at September 30, 2000. Of this amount, $885 million and $392 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and Kerr-McGee Oil (U.K.) PLC, respectively.

Cash capital expenditures for the first nine months of 2000, excluding acquisitions, totaled $456.5 million, compared with $387.6 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico and North Sea, were 85% of the 2000 total. Chemical - pigment expenditures were 11% of the 2000 total. Chemical - other and corporate incurred the remaining 4% of the expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

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
For a previously reported legal proceeding, see Item 1. of Form 10-Q for the quarter ended June 30, 2000. See also Note H. to the consolidated financial statements in this Form 10-Q.
Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits -
Exhibit No.
27.0 Financial Data Schedule
(b)	Reports on Form 8-K
Current report on Form 8-K dated October 17, 2000, and filed October 18, 2000, for purposes of reporting under Item 5, the date of the company's third-quarter earnings release and conference call.
Current report on Form 8-K dated October 25, 2000, and filed October 26, 2000, for purposes of reporting under Item 5, the company's third-quarter 2000 financial and operating results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KERR-McGEE CORPORATION
Date November 6, 2000	By:	(Deborah A. Kitchens)
Deborah A. Kitchens
Vice President and Controller
and Chief Accounting Officer