Form 10-K405
period 2000-12-31
KERR MCGEE CORP
filed 2001-03-28
CIK 55458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2000

                          Commission file number 1-3939

                             KERR-MCGEE CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                               73-0311467
   (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)              Identification No.)

                KERR-MCGEE CENTER, OKLAHOMA CITY, OKLAHOMA 73102
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (405)270-1313

           Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                      WHICH REGISTERED
     ------------------------------------          -------------------------

     Common Stock $1 Par Value                     New York Stock Exchange
     Preferred Share Purchase Right
     7-1/2% Convertible Subordinated
         Debentures Due May 15, 2014               New York Stock Exchange
     5-1/4% Convertible Subordinated
         Debentures Due February 15, 2010          New York Stock Exchange
     5-1/2% Exchangeable Notes
         Due August 2, 2004                        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.         Yes  [X]    No
                               ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]
              ---

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6.1 billion as of February 28, 2001.

The number of shares of common stock outstanding as of February 28, 2001, was 94,671,473.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the Kerr-McGee Corporation 2000 Annual Report to Stockholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. The definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, is incorporated by reference in Part III of this Form 10-K.


                             KERR-McGEE CORPORATION
                                     PART I

Items 1. and 2.  Business and Properties

                         GENERAL DEVELOPMENT OF BUSINESS

         Kerr-McGee Corporation, an energy and chemical company, had its beginning in 1929 with the formation of Anderson & Kerr Drilling Company. The company was incorporated in Delaware in 1932. With oil and gas exploration and production as its base, the company has expanded into titanium dioxide pigment manufacturing and marketing and minerals mining and marketing. Kerr-McGee owns a large inventory of natural resources that includes oil and gas reserves and chemical and mineral deposits.

         For a discussion of recent business developments, reference is made to the Management's Discussion and Analysis section in the 2000 Annual Report to Stockholders, which discussion is incorporated by reference in Item 7, and the Exploration and Production and Chemicals discussions included in this Form 10-K.

                                INDUSTRY SEGMENTS

         For information as to business segments of the company, reference is made to Note 26 to the Consolidated Financial Statements in the 2000 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                           EXPLORATION AND PRODUCTION

         Kerr-McGee Corporation owns oil and gas operations worldwide. The company acquires leases and concessions and explores for, develops, produces and markets crude oil and natural gas through its subsidiaries, Kerr-McGee Oil & Gas Corporation, Kerr-McGee Oil and Gas Onshore LP, Kerr-McGee Oil (U.K.) PLC, Kerr-McGee North Sea (U.K.) Limited, Kerr-McGee Resources (U.K.) Limited, Kerr-McGee Gryphon Limited, Kerr-McGee China Petroleum Limited and various other subsidiaries.

         The areas of Kerr-McGee's offshore oil and gas exploration and/or production activities are the Gulf of Mexico, North Sea, Australia, Brazil, China, Thailand, Canada, Benin, Morocco and Gabon. Onshore exploration and/or production operations are in the United States, Indonesia, the United Kingdom, Kazakhstan, Ecuador and Yemen.

------------------
         Except as indicated under Items 1 through 3, 5 through 8 and 10 through 14, no other information appearing in either the company's 2000 Annual Report to Stockholders or its 2001 Proxy Statement is deemed to be filed as part of this annual report on Form 10-K.

         Kerr-McGee's average daily oil production during 2000 was 206,700 barrels, an increase of 5% from 1999. Kerr-McGee's average oil price was $27.64 per barrel in 2000, compared with $17.26 per barrel for 1999.

         During 2000, natural gas sales averaged 531 million cubic feet per day, down 8% from 1999 sales. The 2000 average natural gas price was $3.87 per thousand cubic feet, compared with $2.38 per thousand cubic feet for 1999.

         Kerr-McGee continued to add to its worldwide acreage inventory in 2000. Gross undeveloped and developed acreage at year-end 2000 was approximately 58 million acres, an increase of 32% compared with year-end 1999.

Costs  Incurred,  Results of  Operations,  Sales  Prices,  Production  Costs and
--------------------------------------------------------------------------------
Capitalized Costs
-----------------

         Reference is made to Notes 28, 29 and 30 to the Consolidated Financial Statements in the 2000 Annual Report to Stockholders, which notes are incorporated by reference in Item 8. These notes contain information on the costs incurred in crude oil and natural gas activities for each of the past three years; results of operations from crude oil and natural gas activities, average sales prices per unit of crude oil and natural gas, and production costs per barrel of oil equivalent (BOE) for each of the past three years; and capitalized costs of crude oil and natural gas activities at December 31, 2000 and 1999.

Reserves
--------

         Kerr-McGee's estimated proved crude oil, condensate, natural gas liquids and natural gas reserves at December 31, 2000, and the changes in net quantities of such reserves for the three years then ended are shown in Note 31 to the Consolidated Financial Statements in the 2000 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

         From time to time, reports are filed with the United States Department of Energy relating to the company's reserves. The reserves reported in the Notes to Financial Statements are consistent with other filings pertaining to proved reserves. Minor differences in gas volumes occur due to different pressure bases required in the reports. However, the differences in estimates do not exceed 5% of the total estimated reserves.

Undeveloped Acreage
-------------------

         As of December 31, 2000, the company had interests in undeveloped oil and gas leases in the Gulf of Mexico, onshore United States, the United Kingdom and Danish sectors of the North Sea and onshore and offshore in other international areas as follows:
                                               Gross            Net
Location                                      Acreage         Acreage
--------                                   ----------       ---------

United States -
     Offshore                               2,072,660       1,427,909
     Onshore                                1,098,117         592,490
                                           ----------       ---------
                                            3,170,777       2,020,399
                                           ----------       ---------

North Sea                                   1,864,508         922,590
                                           ----------       ---------

Other international -
     Australia                             14,590,086       6,239,237
     Yemen                                  9,879,761       4,724,346
     Thailand                               4,861,797       4,132,526
     Brazil                                 3,877,510       1,388,137
     Canada                                 3,230,344       2,501,353
     Gabon                                  3,115,997         436,240
     Morocco                                2,965,262         741,316
     Benin                                  2,459,439       2,459,439
     Kazakhstan                             2,248,000       2,248,000
     China                                  1,399,108         960,518
     Ecuador                                  494,210         247,105
                                           ----------      ----------
                                           49,121,514      26,078,217
                                           ----------      ----------

         Total                             54,156,799      29,021,206
                                           ==========      ==========

Developed Acreage
-----------------

         At December 31, 2000, the company had interests in developed oil and gas acreage in the Gulf of Mexico, onshore United States, the United Kingdom sector of the North Sea, and onshore and offshore in other international areas as follows:
                                               Gross            Net
Location                                      Acreage         Acreage
--------                                    ---------       ---------

United States -
     Offshore                                 573,193         266,929
     Onshore                                  913,396         462,151
                                            ---------       ---------
                                            1,486,589         729,080
                                            ---------       ---------

North Sea                                     480,758         114,803
                                            ---------       ---------

Other international -
     Indonesia                              1,319,042         395,713
     Ecuador                                  484,326         242,163
     China                                     70,028          17,156
     Kazakhstan                                 1,000           1,000
                                            ---------       ---------
                                            1,874,396         656,032
                                            ---------       ---------

         Total                              3,841,743       1,499,915
                                            =========       =========


Net Exploratory and Development Wells
-------------------------------------

         Domestic and international exploratory and development wells drilled during the three years ended December 31, 2000, are as follows:

                                        2000        1999         1998
                                       -----        ----         -----

Exploratory Wells - Net(1)
     United States
         Productive                     1.25        1.70          3.40
         Dry holes                      2.75        2.15          6.73
                                       -----        ----         -----
                                        4.00        3.85         10.13
                                       -----        ----         -----
    North Sea
         Dry holes                      4.66         .80          2.05
                                       -----        ----         -----

     Other international
         Productive                        -           -          1.00
         Dry holes                      3.13         .80          5.64
                                       -----        ----         -----
                                        3.13         .80          6.64
                                       -----        ----         -----

              Total                    11.79        5.45         18.82
                                       =====        ====         =====


         The above 2000 net well count does not include 15.35 successful net wells (2.50 United States, 8.02 North Sea and 4.83 Other international) that were drilled in 2000 but are currently suspended.

                                        2000        1999          1998
                                       -----       -----         -----

Development Wells - Net(1)
     United States
         Productive                    34.85       34.87         46.99
         Dry holes                      3.09        5.38          8.00
                                       -----       -----         -----
                                       37.94       40.25         54.99
                                       -----       -----         -----
     North Sea
         Productive                     8.44        9.31         10.77
         Dry holes                      1.85         .51             -
                                       -----       -----         -----
                                       10.29        9.82         10.77

     Other international
         Productive                     4.50        2.05          4.54
         Dry holes                       .50           -          1.00
                                       -----       -----         -----
                                        5.00        2.05          5.54
                                       -----       -----         -----

              Total                    53.23       52.12         71.30
                                       =====       =====         =====



(1)Net Wells - The total of the company's fractional working interests in "gross wells" expressed as the equivalent number of full-interest wells.


Gross and Net Wells
-------------------

         The number of productive oil and gas wells, in which the company had an interest at December 31, 2000, is shown in the following table. These wells include 2,148 gross or 919.18 net wells associated with improved recovery projects and 315 gross or 211.35 net wells that have multiple completions but are included as single wells.

                                                Gross            Net
Location                                        Wells           Wells
--------                                        -----        --------

Crude Oil
     United States                              2,514        1,205.64
     North Sea                                    358           86.30
     Ecuador                                       59           29.50
     China                                         25            6.13
     Kazakhstan                                    14            7.00
     Indonesia                                     35           10.50
                                                -----        --------
                                                3,005        1,345.07
                                                -----        --------

Natural Gas
     United States                              1,114          644.67
     North Sea                                      4             .32
                                                -----        --------
                                                1,118          644.99
                                                -----        --------

         Total                                  4,123        1,990.06
                                                =====        ========


Wells in Process of Drilling
----------------------------

         At year-end 2000, the company had wells classified as temporarily suspended or in the process of drilling as follows:

                                                Gross            Net
                                                Wells           Wells
                                                -----           -----

     United States                                 40           19.28
     North Sea                                     39           24.09
     Indonesia                                     21            6.30
     China                                         10            7.54
     Ecuador                                        4            2.00
     Australia                                      7            2.03
     Kazakhstan                                     3            1.50
                                                  ---           -----

         Total                                    124           62.74
                                                  ===           =====


Crude Oil and Natural Gas Sales
-------------------------------

         The following table summarizes the sales of the company's crude oil and natural gas production for the past three years:

(Millions)                                    2000        1999        1998
                                            --------    --------     ------

Crude oil and condensate - barrels
     United States                              27.0        29.0       24.2
     North Sea                                  43.1        38.4       31.8
     Other international                         5.5         5.4        6.8
                                            --------    --------     ------
                                                75.6        72.8       62.8
                                            ========    ========     ======

Crude oil and condensate
     United States                          $  742.6    $  489.0     $308.8
     North Sea                               1,205.0       687.2      411.0
     Other international                       143.0        80.0       69.7
                                            --------    --------     ------
                                            $2,090.6    $1,256.2     $789.5
                                            ========    ========     ======

Natural gas - MCF
     United States                             168.9       191.0      197.3
     North Sea                                  25.4        20.7       15.7
                                            --------    --------     ------
                                               194.3       211.7      213.0
                                            ========    ========     ======

Natural gas
     United States                          $  693.7    $  459.7     $415.1
     North Sea                                  58.8        43.8       38.7
                                            --------    --------     ------
                                            $  752.5    $  503.5     $453.8
                                            ========    ========     ======


Sales of Production
-------------------

         All of the company's crude oil and natural gas is sold at market prices. Kerr-McGee has contracted with several energy marketing companies to sell substantially all of its domestic crude oil and natural gas production, including one company that purchases approximately 85% of the company's U.S. gas production. International crude oil and natural gas is sold both under contract and through spot market sales in the geographic area of production.

Improved Recovery
-----------------

         The company continues to initiate and/or participate in improved-recovery projects where geological, engineering and economic conditions are favorable. As of December 31, 2000, the company was participating in 40 active improved-recovery projects located principally in Texas, Oklahoma, New Mexico and the United Kingdom sector of the North Sea. Most of the company's improved- recovery operations incorporate water injection.

Exploration and Development Activities
--------------------------------------

Gulf of Mexico

         Since 1947, the Gulf of Mexico has been a focal area for Kerr-McGee and represented 35% of Kerr-McGee's oil and gas production in 2000. Kerr-McGee is one of the largest independent producers in the Gulf of Mexico and has significantly expanded its deepwater exploration, exploitation and production activities in that area.

         In 2000, Kerr-McGee continued to build and enhance its deepwater exploration portfolio. An additional 40 blocks, or 230,400 acres, were acquired through the lease sale effort. Kerr-McGee was one of the most active participants in the Gulf of Mexico federal lease sale program in 2000. Outside of lease sale activity, an additional 33 blocks, or 190,080 acres, were added through an acquisition of Statoil's Gulf of Mexico exploration acreage. This acquisition also allowed Kerr-McGee to consolidate interests in 60 blocks already in the inventory.

         During the year, 10 deepwater exploration wells were drilled with a success rate of 50%. The most noteworthy success was the Gunnison discovery (50%) in western Garden Banks. To date, Gunnison is the first sizable discovery in this area of the gulf. The 17,000-foot discovery well was drilled in 3,150 feet of water, in Garden Banks block 668. The wellbore encountered 275 feet of net pay in three main zones. A downdip confirmation sidetrack was immediately drilled and penetrated 350 feet of net pay approximately one-quarter mile north of the discovery.

         Appraisal drilling continues on the Gunnison discovery, and development options are under evaluation. Several satellite opportunities, including the Durango prospect, are currently on the 2001 drilling schedule and will be included in the development planning for the area. Kerr-McGee has interest in 43 blocks in the greater Gunnison area.

         During 2000, three new fields began production in the Gulf of Mexico. A summary of these and other major producing fields is as follows:

         Conger field, Garden Banks 215 (25%): First gas production from the Conger field began in December 2000. One well came on line at 9,500 gross barrels of oil per day and 30 million gross cubic feet of gas per day. Two additional wells are expected to be completed and placed on line in 2001. The three-well subsea development uses the highest-pressure multiwell subsea production trees installed to date in the Gulf of Mexico. It is located in approximately 1,460 feet of water.

         Northwestern field, Garden Banks 200 (25%): First production from the Northwestern field began in November 2000. The field was developed with two subsea wells tied back to the Kerr-McGee operated Garden Banks 65 field. The wells were producing 900 gross barrels of oil per day and 41 million gross cubic feet of gas per day at year-end.

         Garden Banks 184 (50%): This Kerr-McGee-operated block came on line during August 2000 with a single subsea well tied back to the High Island 371 field. Initial production from this well was 25 million gross cubic feet of gas per day.

         Baldpate Field, Garden Banks 260 area (50%): Average 2000 gross production from the Baldpate field, inclusive of the Penn State Field subsea satellite well (50%), was 50,700 barrels of oil per day and 173 million cubic feet of gas per day. Plans for 2001 include completing the Garden Banks Block 216 #4 well as a subsea producer and recompleting the Garden Banks Block 216 well #2 sidetrack #1 into a high-rate gas pay interval. The field is located in 1,690 feet of water and is producing from an articulated compliant tower.

         Neptune field, Viosca Knoll 826 area (50%): Average 2000 gross production from the Neptune field was 18,200 barrels of oil per day and 20 million cubic feet of gas per day from the world's first production spar. Production was from 10 platform wells and three subsea wells. The third subsea well was added in October 2000 and was producing approximately 25 million gross cubic feet of gas per day.

         Pompano field, Viosca Knoll 989 area (25%): Average 2000 gross production for the field was 34,900 barrels of oil per day and 61 million cubic feet of gas per day. At year-end, 31 platform and subsea wells were contributing to the production. Plans for a multiwell drilling program in 2001 have been approved.

         Breton Sound 20 (100%): A successful exploratory well on block 27 had gross initial production of 10 million cubic feet of gas per day. Additional development drilling activity is planned for 2001. The Breton Sound 20 field's gross production for 2000 averaged 4,200 barrels of oil per day and 12 million cubic feet of gas per day.

         Main Pass 108 (75%): A successful development well was drilled in late 2000. Two additional development wells are planned for 2001. Average gross production in 2000 for the Main Pass 108 field was 12 million cubic feet of gas per day.

         Ship Shoal 28/32 (63%/71%): A development well was successfully drilled and completed in Ship Shoal 32 that added gross production of 1,600 barrels of oil per day. The acquisition of additional seismic data around the Ship Shoal 32 salt dome has generated other prospects that are expected to be drilled in 2001. The Ship Shoal 28/32 field's gross production for 2000 averaged 900 barrels of oil per day and 18 million cubic feet of gas per day.

         Other  significant   development  activities  in  the  Gulf  of  Mexico
included:

           * Nansen field (50%), located in East Breaks blocks 602 and 646, was sanctioned in March 2000. This Kerr-McGee-operated field will be developed utilizing the world's first production truss spar along with a subsea cluster. The spar development concept is based on the successful application of this technology at the Kerr-McGee-operated Neptune field. The capacity of the spar will be 40,000 barrels of oil per day and 200 million cubic feet of gas per day. Approximately 10 wells will be utilized to produce this field, which is expected to come on line by late 2001. The oil and gas will be delivered to markets along the Texas gulf coast utilizing the new BANGO and Sea Hawk gathering systems.


           * Boomvang field (30%), located in East Breaks blocks 642, 643 and 668, was also sanctioned in March 2000. The development plan calls for the installation of a separate truss spar to be located in block 643 and two subsea clusters to produce the reserves located in blocks 642 and 668. The Boomvang spar will have a capacity of 40,000 barrels of oil per day and 200 million cubic feet of gas per day and will deliver products into the BANGO and Sea Hawk gathering systems. Production from Boomvang is expected to begin in early 2002.


North Sea

         Kerr-McGee has been active in the North Sea area since 1976. As of December 31, 2000, Kerr-McGee had interests in 30 producing fields in the United Kingdom sector. The company's average daily sales in the North Sea increased by 13% from 1999 levels to 129,500 barrels of oil equivalent per day. In 2000, the North Sea operations represented 57% of the company's worldwide liquids production and 13% of its gas sales.

         In January 2000, the company completed the purchase of Repsol S.A.'s upstream oil and gas operations in the United Kingdom sector of the North Sea. The former Repsol properties added average daily production of 33,000 barrels of oil equivalent and proved reserves of 96 million barrels of oil equivalent.

         A key event for the United Kingdom operations in 2000 was the discovery and subsequent project sanction of the Leadon field and surrounding satellites in Quad 9 of the United Kingdom sector of the North Sea. Leadon is being developed using a floating production, storage and offloading (FPSO) vessel, with first oil expected by late 2001.

         The Skene field also received project sanction in 2000. Skene is a subsea satellite to the Beryl field. Kerr-McGee purchased a 33.3% nonoperating working interest in Skene as part of the Repsol acquisition. The field has gross reserves of 90 million barrels of oil equivalent, which are split roughly one-third oil and two-thirds gas. Oil will be exported via shuttle tanker from the Beryl platform, and gas will be piped to shore via the SAGE Pipeline. First production is anticipated by early 2002.

         The company's North Sea exploration program included seven successful wildcat wells in the Leadon area in 2000. Discoveries made at the Birse and Glassel prospects will be tied back to Leadon. A discovery was also made at the Jessie prospect, which was directionally drilled from the Janice cluster. The oil accumulation at the Jessie prospect requires further appraisal.

         Following is a summary of the company's five key developments in the North Sea, which contribute approximately 60% of the region's total net production (Kerr-McGee operated unless stated otherwise):

         Harding field, block 9/23b (25%): Equity in this nonoperated field was acquired from Repsol at the start of 2000. Gross production rates in 2000 averaged 80,500 barrels of oil per day. The Harding field is produced with a converted jack-up rig, and the oil is exported by shuttle tanker. The Harding field provides Kerr-McGee with additional infrastructure in the strategically important Quad 9 area of the North Sea. Within the same quadrant, Kerr-McGee also has equity in the Gryphon, Leadon, Buckland, Skene, MacLure, Birse and Glassel fields.

         Ninian field, blocks 3/3 and 3/8 (44.9%): The Ninian field consists of two steel and one concrete jacket platforms producing from a combination of 81 producing and injection wells. Oil is exported by pipeline to the Sullom Voe Terminal. During 2000, the field produced an average of 35,900 barrels of oil per day. The Ninian field receives significant tariff income from the Columba, Lyell and Strathspey fields.

         Janice field, block 30/17a (50.9%): First production from Janice was achieved in February 1999 with initial production rates exceeding expectations. In 2000, the Janice field produced 27,900 barrels of oil per day and more than 4 million cubic feet of gas per day.

         Buckland field, block 9/18a (33.3%): Equity in this nonoperated field was acquired from Repsol at the start of 2000. Gross production rates in 2000 averaged 33,100 barrels of oil per day and 40 million cubic feet of gas per day. The Buckland field is produced via a subsea template to the Beryl platform. Oil is exported by shuttle tanker, with gas production sold offshore at the Beryl platform.

         Gryphon field, block 9/18b (61.5%): Gryphon was the first field in the North Sea to use a permanently moored FPSO vessel. In 2000, field production averaged 16,900 barrels of oil per day.

U.S. Onshore

         Kerr-McGee is active in the U.S. onshore environment with production operations in Texas, Oklahoma, New Mexico and Louisiana. In 2000, the company's onshore average production rate was 17,900 barrels of oil per day and 172 million cubic feet of gas per day. At the end of 2000, onshore proved reserves represented approximately 19% of Kerr-McGee's total worldwide reserves.

         Following is a summary of key U.S. onshore developments:

         Indian Basin field, Eddy County, New Mexico (55%): Six producing wells were drilled and completed during 2000. Additional development is planned for 2001. Kerr-McGee's net production from the field was 22 million cubic feet of gas per day in 2000.

         Double A Wells field, Polk County, Texas (40%): A 3-D seismic program acquired in 1999 was instrumental in generating 1999 and 2000 drilling opportunities. Eight wells were completed during 2000, and field development is expected to continue during 2001. Kerr-McGee's net production from this field for 2000 averaged 1,300 barrels of oil per day and 23 million cubic feet of gas per day.

         South Texas fields (80%): Eighteen wells were completed during 2000. Acquisition of 3-D seismic data covering 14,000 acres of leasehold in Starr County began in January 2000 and was completed by the end of the year. Kerr-McGee's 2000 net production from the area averaged 800 barrels of oil per day and 30 million cubic feet of gas per day.

         Mocane-Laverne field, Harper and Beaver Counties, Oklahoma (60%): The 2000 development program consisted of 11 wells. In December 2000, Kerr-McGee completed an exchange of noncore assets for assets in Mocane-Laverne field, which resulted in approximately 50,000 additional net acres in this field. Development of the new acreage is planned to begin in 2001. Kerr-McGee's net production for 2000 from the field was 14 million cubic feet of gas per day.

Other International

         In 2000, Kerr-McGee continued its exploration and production efforts by strategically expanding into selected international areas. A summary by country follows:

China:

         Liuhua 11-1 field (24.5%), South China Sea: Gross production for 2000 averaged 19,300 barrels of oil per day. Two sidetracks were completed in 2000, with three more planned for 2001.

         Bohai Bay block 04/36 (81.8%): The company drilled two successful appraisal wells in 2000 to evaluate the CFD 11-1 discovery made in late 1999. The development design of this discovery is under way. In the second half of 2000, a 3-D seismic survey of more than 1,100 square kilometers was conducted extending over the CFD 11-1 and CFD 12-1 structures on blocks 04/36 and 05/36, respectively. The company is currently processing the survey to delineate the CFD 11-1 discovery and to aid in the selection of additional appraisal wells to be drilled in 2001. Several attractive exploration targets both inside and outside the 3-D survey area are also being evaluated for 2001 drilling.

         Bohai Bay block 05/36 (50%): During 2000, Kerr-McGee drilled the successful 12-1-1 exploratory well. A subsequent successful appraisal well tested 2,700 barrels of oil per day. Several additional appraisal wells are planned for 2001. The development plan for this block is scheduled to be created in tandem with the plan for the CFD 11-1 discovery on block 04/36.

         Bohai Bay block 09/18 (100%): This block includes more than 550,000 acres and is located south of the Kerr-McGee operated blocks 04/36 and 05/36. Block 09/18 has similar play concepts as our recent discoveries on blocks 04/36 and 05/36.

         Getuo block (57%): Kerr-McGee plans to drill the Tuohai #1 exploratory well in this shallow water block north of Block 04/36 in early 2001, completing all work commitments on this block.

Indonesia:

         Jabung block (30%), Sumatra: This 1.7 million-acre block consists of seven proven oil and gas fields. Two new fields, North Gemah and Ripah, were discovered in 2000. Four fields are currently on production, while the remaining fields are expected to commence production from 2001 to 2003. Production from the Jabung block averaged 15,200 gross barrels of oil per day in 2000.

         On January 7, 2000, the Indonesian government approved development plans incorporating oil, gas, condensate and LPG for five fields. Appraisal work on the North Gemah (30%) and Ripah fields (30%) will continue in 2001. Several exploratory prospects are planned for 2001 in addition to an active development drilling program.

Ecuador:

         Block  7:  Coca-Payamino,  Gacela,  Lobo,  Jaguar  and Mono  (all  50%)
comprise Kerr-McGee's producing fields in this block. Production averaged approximately 13,100 gross barrels of oil per day in 2000. Kerr-McGee completed negotiations with the Ecuadorean government to convert the previous service contract to a participation contract. As a result of the contract conversion, Kerr-McGee's Coca-Payamino working interest increased from 23% to 50%. This new contract contains more favorable terms for investment and will allow Kerr-McGee to fully develop the asset.

         In addition, a development well was drilled in 2000 with initial production of 1,500 barrels of oil per day that further extended the Lobo field. Studies are ongoing to determine additional field development. Evaluation efforts are also ongoing to determine further potential around the Oso #1 well.

         Block 21 (50%): Appraisal drilling of the Yuralpa structure was completed in 1999, and a plan of development was submitted to the Ecuadorean government in 2000. Government approval of the plan is anticipated when the new Oleoducto de Crudos Pesados (OCP) pipeline project is signed.

         OCP Pipeline (2.01%): Kerr-McGee is a member of a consortium that is evaluating the installation of a new pipeline system planned in Ecuador. This pipeline should increase the total Ecuador production capacity by approximately 450,000 barrels of oil per day, allowing for the continued expansion of the already active Oriente Basin.

Kazakhstan:

         Arman Joint Venture (50%): The Arman field lies along the eastern coastline of the Caspian Sea approximately 300 kilometers north of Aktau. In 2000, gross production averaged 4,300 barrels of oil per day.

         Caspian Pipeline Consortium (1.75%): The Caspian Pipeline Consortium is constructing a pipeline from the Caspian Sea to the Black Sea to increase the export capacity from western Kazakhstan. Pipeline installation and marine terminal construction continued in 2000, and completion is anticipated in 2001.

         Mertvyi Kultuk (100%): The company-operated Mertvyi Kultuk block contains approximately 2.25 million acres and is located in the Ust-Yurt Basin along the northeastern shore of the Caspian Sea in Kazakhstan. The 2000 activities included further 2-D seismic interpretation in preparation for 2001 exploration drilling.

Australia:

         Bayu-Undan field (11.2%): The Bayu-Undan gas-condensate field is located in the Zone of Cooperation Area of the Timor Sea between Australia and East Timor. Project sanction was received from regulatory agencies in February 2000. Procurement and fabrication of the major components began in 2000. First production is expected in 2004.

         WA 276-P, WA 277-P and WA 278-P (39%): Kerr-McGee operates these three contiguous blocks totaling 1.8 million acres. Four commitment wells were drilled in 2000. This drilling activity resulted in two gas discoveries on the Prometheus and Rubicon Prospects in Block WA 278-P. Additional exploratory drilling and studies are being considered for 2001.

         WA 295 (50%): Kerr-McGee operates this 3.5 million-acre block in the Carnarvon Basin. Acquisition and interpretation of 2,100 kilometers of 2-D seismic data have been completed. Exploration drilling is anticipated to begin in the first half of 2001, with the initial well to be located in 4,500 feet of water.

Brazil:

         BS-1 (40%): Activities in 2000 were dedicated to the selection of a drill site and the plans for a drilling program to commence in 2001. A 3-D seismic program was acquired and interpreted in 2000. The initial test well will be drilled in 5,400 feet of water and will evaluate the Simao Prospect in the Santos basin. Kerr-McGee is operator of this 2.2 million-acre block.

         BM-S-3 (30%): This deepwater Santos Basin block covers 1.6 million acres. A 3-D seismic program was initiated in late 2000. Data interpretation and mapping are expected to delineate a prospect that may be drilled in 2002.

Gabon:

         Anton and Astrid Marin blocks (14%): Located offshore along the southern coast of Gabon, the Anton and Astrid Marin blocks total 3.1 million acres in water depths ranging from 6,000 feet to more than 10,000 feet. Activities in 2000 focused on the selection of the initial drill sites and the designs for the initial drilling campaign. Exploration drilling will commence early in the second quarter of 2001, with the initial well located in a water depth of 8,100 feet. Two to three wells are planned for 2001.

Morocco:

         Cap Draa block (33.3%): In late 2000, Kerr-McGee and partners entered into an exploration contract covering approximately 3 million acres along the deepwater shelf edge, offshore Morocco in water depths from 650 to 6,500 feet. A 3-D seismic program is planned for 2001.

Benin:

         Block 4 (100%): In December 2000, Kerr-McGee acquired a 100% working interest in 2.5 million acres offshore Benin and opened a regional office in Benin. Water depths on this block range from 300 feet to 10,000 feet. Geological and geophysical studies to be conducted in 2001 will be key to the selection of a drill site for a well anticipated to be drilled in late 2002 or early 2003.

Nova Scotia, Canada:

         EL2383, EL2386, EL2393 and EL2396 (50%): Kerr-McGee is operator of four deepwater blocks located offshore Nova Scotia, Canada, in water depths ranging from 500 to 9,200 feet. The blocks cover approximately 1.5 million acres and were acquired in April 2000. A 3-D seismic acquisition will be interpreted in 2001.

         EL2398, EL2399 and EL2404 (100%): In late 2000, Kerr-McGee was the winning bidder on three offshore Nova Scotia deepwater blocks covering more than
1.8 million acres. These blocks are in water depths ranging from 350 feet to 10,000 feet. A 2-D seismic program is planned for 2001.

Thailand:

         Block W7/38 (85%), Andaman Sea: Kerr-McGee is the operator of this 4.9 million-acre block. An exploratory test well was drilled in 2000. Additional seismic studies are planned for 2001.

Yemen:

         Blocks 50 (47.5%) and 51 (43.8%): These exploration blocks cover nearly 10 million acres. In 2000, Kerr-McGee acquired approximately 1,045 kilometers of new 2-D seismic data to further evaluate prospective areas. An exploration well is scheduled in 2001 on block 51.

                                    CHEMICALS

         Kerr-McGee Corporation's chemical operations consist of two segments (pigment and other) that produce and market inorganic industrial chemicals, heavy minerals and forest products through its subsidiaries, Kerr-McGee Chemical LLC, KMCC Western Australia Pty. Ltd., Kerr-McGee Pigments GmbH & Co. KG, Kerr-McGee Pigments N.V., Kerr-McGee Pigments Limited, Kerr-McGee (Holland) B.V. and Kerr-McGee Pigments (Savannah) Inc. Many of these products are manufactured using proprietary technology developed by the company.

         Industrial chemicals include titanium dioxide, synthetic rutile, manganese products and sodium chlorate. Heavy minerals produced are ilmenite, natural rutile, leucoxene and zircon. Forest products operations treat railroad crossties and other hardwood products and provide other wood-treating services.

         On February 14, 2000, the company reached agreement with Kemira Oyj of Finland to purchase its titanium dioxide pigment operations in Savannah, Georgia, and Botlek, Netherlands, for $403 million. The company completed the transaction for the Savannah business in April 2000 and subsequently completed the transaction for the Botlek business in May 2000. Both plants use an early generation of Kerr-McGee's proprietary chloride technology, and the Savannah plant also produces titanium dioxide by the sulfate process.

         In October 2000, the company sold its 25% equity interest in The National Titanium Dioxide Company of Saudi Arabia (also known as Cristal) to its partners in the project for $43 million.

         In January 2001, the company acquired the 20% minority interest that Bayer A.G. held in Kerr-McGee's titanium pigment facilities in Uerdingen, Germany, and Antwerp, Belgium, for $24 million. Kerr-McGee acquired its original 80% interest in the Uerdingen and Antwerp facilities from Bayer A.G. in March 1998 with an option to purchase the remaining 20%.

Titanium Dioxide Pigment

         The company's  primary  chemical  product is titanium  dioxide  pigment
(TiO2). TiO2 is a white pigment used in a wide range of products, including paint, coatings, plastics and paper. TiO2 is used in these products for its unique ability to impart whiteness, brightness and opacity.

         Titanium dioxide pigment is produced in two crystalline forms - rutile and anatase. The rutile form has a higher refractive index than anatase titanium dioxide, generating better opacity and tinting strength. Rutile titanium dioxide products also provide a higher level of durability (resistance to weathering). In general, the rutile form of titanium dioxide is preferred for use in paint, coatings, plastics and inks. Anatase titanium dioxide is less abrasive than rutile and is preferred for use in fibers, rubber, ceramics and some paper applications.

         Titanium dioxide is produced using one of two different technologies, the chloride process and the sulfate process, both of which are used by Kerr-McGee.

         Because of market considerations, chloride process capacity has increased at a substantially higher level than sulfate process capacity over the past 20 years. The chloride process currently makes up about 60% of total industry capacity.

         The company produces TiO2 pigment at six production facilities located in the United States (two facilities), Australia, Germany, Belgium and the Netherlands. Approximately 70% of the company's production capacity utilizes the chloride process. The following table outlines the company's production capacity by location and process.

                                  TiO2 Capacity
                               As of March 1, 2001
                                (Tonnes per Year)

       Facility                                   Capacity         Process
-----------------------------                     --------         -------
Hamilton, Mississippi                              188,000         Chloride
Savannah, Georgia                                   91,000         Chloride
Kwinana, Western Australia(1)                       86,000         Chloride
Botlek, Netherlands                                 56,000         Chloride
Uerdingen, Germany                                 100,000         Sulfate
Savannah, Georgia                                   54,000         Sulfate
Antwerp, Belgium                                    30,000         Sulfate
                                                   -------

     Total                                         605,000
                                                   =======

(1)The Kwinana Facility is part of the Tiwest Joint Venture in which the company owns a 50% interest.

         The company owns a 50% interest in a joint venture that operates an integrated TiO2 project in Western Australia (the Tiwest Joint Venture). The venture consists of a heavy-minerals mine, a mineral separation facility, a synthetic rutile facility and a titanium dioxide plant.

         Heavy minerals are mined from 20,793 acres that are leased by the Tiwest Joint Venture. The company's 50% interest in the properties' remaining in-place proven and probable reserves is 6.7 million tonnes of heavy minerals contained in 183 million tonnes of sand averaging 3.7% heavy minerals. The valuable heavy minerals are composed of 62.5% ilmenite, 10.5% zircon, 4.2% rutile, 2.9% leucoxene, with the remaining 19.9% of heavy minerals presently having no value.

         Heavy-mineral concentrate from the mine is processed at a 750,000 tonne-per-year dry separation plant. Some of the recovered ilmenite is upgraded at an adjoining synthetic rutile facility, which has a capacity of 200,000 tonnes per year. Synthetic rutile is a high-grade titanium dioxide feedstock. Synthetic rutile from the Tiwest Joint Venture provides feedstock to an 86,000 tonne-per-year titanium dioxide plant located at Kwinana, Western Australia. Production of ilmenite, synthetic rutile, natural rutile and leucoxene in excess of the Tiwest Joint Venture's requirements is purchased by Kerr-McGee as part of the feedstock requirement for its TiO2 business under a long-term agreement executed in September 2000.

         Information regarding heavy-mineral reserves, production and average prices for the three years ended December 31, 2000, is presented in the following table. Mineral reserves in this table represent the estimated quantities of proven and probable ore that, under presently anticipated conditions, may be profitably recovered and processed for the extraction of their mineral content. Future production of these resources depends on many factors, including market conditions and government regulations.

                  Heavy-Mineral Reserves, Production and Prices

(Thousands of tonnes)                      2000      1999       1998
---------------------                     -----     -----      -----

Proven and probable reserves              6,700     5,800       5,600
Production                                  293       199         209
Average market price (per tonne)           $145      $131        $124

         The company also operates a synthetic rutile production facility located in Mobile, Alabama. This facility, with an annual production capacity of 200,000 tonnes per year, provides a portion of the feedstock for the company's titanium dioxide business.

         Titanium-bearing ores used for the production of TiO2 include ilmenite, natural rutile, synthetic rutile, titanium-bearing slag and leucoxene. These products are mined and processed in many parts of the world. In addition to ores purchased from the Tiwest Joint Venture, the company obtains ores for its TiO2 business from a variety of suppliers in the United States, Australia, Canada, South Africa, Norway and Ukraine. Ores are generally purchased under multi-year agreements.

         The global market in which the company's titanium dioxide business operates is highly competitive. The company actively markets its TiO2 utilizing primarily direct sales but also through a network of agents and distributors. In general, products produced in a given market region will be sold there to minimize logistical costs. However, the company actively exports products, as required, from its facilities in the United States, Europe and Australia to other market regions.

         Titanium dioxide applications are technically demanding, and the company utilizes a strong technical sales and services organization to carry out its marketing efforts. Technical sales and services laboratories are strategically located in major market areas, including the United States, Europe and the Asia- Pacific region. The company's products compete on the basis of price and product quality, as well as technical and customer service. World demand for titanium dioxide is expected to increase at an average rate of 3% per year over the next five years. In 2000, the company's sales of TiO2 represented about 12% of global consumption.(1)(2)

Other Products

         Electrolytic Products - Facilities at the company's Hamilton, Mississippi, complex include a 130,000 tonne-per-year sodium chlorate facility and a manganese metal facility. In February 2001, the company decided to cease production of manganese metal at the Hamilton complex.

         Sodium chlorate is used in the environmentally preferred chlorine dioxide process for bleaching pulp. Sodium chlorate demand in the United States is expected to increase approximately 5% per year in the near term as the pulp and paper industry continues conversion to the chlorine dioxide process. The company's share of the U.S. market is about 7%.

         The company operates facilities at Henderson, Nevada, producing electrolytic manganese dioxide and boron trichloride. Annual production capacity is 26,500 tonnes for manganese dioxide and 340,000 kilograms for boron trichloride. Boron trichloride is used in the production of pharmaceuticals and in the manufacture of semiconductors.

         Manganese dioxide is a major component of alkaline batteries. The company's share of the North American manganese dioxide market is approximately one-third. North American demand for manganese dioxide is expected to grow by 5% to 8% per year for the next five years. Increased demand is being driven by the need for alkaline batteries for portable electronic devices. The company has a strong technical position in the industry and introduced a new, improved manganese dioxide product in 2000. The new product commands a premium price and provides improved performance in high drain rate applications.

(1)Includes only a partial year of sales contribution from the Savannah and Botlek facilities acquired in second quarter 2000.

(2)Includes 100% of pigment sales volume from the Tiwest Joint Venture.


         Forest Products - The principal product of the forest products business is treated railroad crossties. Other products include railroad crossing materials, bridge timbers and utility poles. The company's six wood-treating plants are located along major railways in Madison, Illinois; Indianapolis, Indiana; Columbus, Mississippi; Springfield, Missouri; The Dalles, Oregon; and Texarkana, Texas.

         The company's share of the U.S. railroad crosstie market is 34%. U.S. crosstie demand is expected to remain relatively flat at about 12 to 14 million ties per year.

                                      OTHER

Research and Development

         The company's Technical Center in Oklahoma City performs research and development in support of its existing businesses and for the development of new and improved products and processes. The primary focus of the company's research and development efforts is on the titanium dioxide business. A separate dedicated group at the Technical Center performs research and development in support of the company's electrolytic businesses.

Employees

         On December 31, 2000, the company had 4,426 employees. Approximately 900, or 20% of these employees, were represented by chemical industry collective bargaining agreements in the United States and Europe.

Competitive Conditions

         In the petroleum industry, competition exists from the initial process of bidding for leases to the sale of crude oil and natural gas. Competitive factors include finding and developing petroleum, producing crude oil and natural gas efficiently, transporting the produced crude oil and natural gas, and developing successful marketing strategies.

         The titanium dioxide pigment business is highly competitive. The number of competitors in the industry has declined due to recent consolidations, and this trend is expected to continue. Significant consolidation among the consumers of titanium dioxide has also taken place over the past five years and is expected to continue. Worldwide, Kerr-McGee is one of only five producers that own proprietary chloride process technology to produce titanium dioxide pigment. Cost efficiency and product quality as well as technical and customer service are key competitive factors in the titanium dioxide business.

         It is not possible to predict the effect of future competition on Kerr-McGee's operating and financial results.

                GOVERNMENT REGULATIONS AND ENVIRONMENTAL RESERVES

General

         The company is subject to extensive regulation by federal, state, local and foreign governments. The production and sale of crude oil and natural gas in the United States are subject to regulation by federal and state authorities, particularly with respect to allowable rates of production, offshore exploration and production, and environmental matters. Stringent environmental-protection laws and regulations apply to almost all of the company's operations. In addition, special taxes apply to the oil and gas industry.

Environmental Matters

         Federal, state and local laws and regulations relating to environmental protection affect almost all company operations. During 2000, direct capital and operating expenditures related to environmental protection and cleanup of existing sites totaled $51 million. Additional expenditures totaling $116 million were charged to environmental reserves. While it is extremely difficult to estimate the total direct and indirect costs to the company of government environmental regulations, it is presently estimated that the direct capital and operating expenditures and expenditures charged to reserves will be approximately $145 million in 2001 and $130 million in 2002. Some expenditures to reduce the occurrence of releases to the environment may result in increased efficiency; however, most of these expenditures produce no significant increase in production capacity, efficiency or revenue. Operation of pollution-control equipment installed for these purposes usually entails additional expense.

         Environmental laws and regulations obligate the company to clean up various sites at which petroleum, chemicals, low-level radioactive substances or other regulated materials have been disposed of or released. Some of these sites have been designated Superfund sites on the National Priority List by the EPA pursuant to the Comprehensive Environmental Response, Compensation, and Authority Act of 1980.

         The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental matters because:

         * some sites are in the early stages of investigation, and other sites may be identified in the future;

         * cleanup requirements are difficult to predict at sites where remedial investigations have not been completed or final decisions have not been made regarding cleanup requirements, technologies or other factors that bear on cleanup costs;

         * environmental laws frequently impose joint and several liability on all potentially responsible parties, and it can be difficult to determine the number and financial condition of other potentially responsible parties and their share of responsibility for cleanup costs; and

         * environmental laws and regulations are continually changing, and court proceedings are inherently uncertain.

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

         Also see "Item 3.  Legal Proceedings," which follows.

Item 3.           Legal Proceedings

         For a discussion of contingencies, reference is made to the Environmental Matters section of Management's Discussion and Analysis and Note 16 to the Consolidated Financial Statements in the 2000 Annual Report to
Stockholders,   which  are   incorporated   by  reference  in  Items  7  and  8,
respectively.

Item 4.           Submission of Matters to a Vote of Security Holders

         None submitted during the fourth quarter of 2000.

                      Executive Officers of the Registrant

         The following is a list of executive officers, their ages, and their positions and offices as of March 1, 2001:



       Name                  Age                                     Office
----------------------       ---      -------------------------------------------------------------------------------------

Luke R. Corbett               54      Chief  Executive  Officer  since 1997.  Chairman of the Board since May 1999 and from
                                      1997 to February 1999. President and Chief Operating Officer from 1995 until 1997.

Robert M. Wohleber            50      Senior Vice  President and Chief  Financial  Officer since  December  1999.  Prior to joining the company in 1999,  served as Executive Vice President and Chief  Financial
                                      Officer  of  Freeport-McMoRan  Exploration  Company,  President  and Chief  Executive
                                      Officer of  Freeport-McMoRan  Sulfur and Senior Vice  President  of  Freeport-McMoRan
                                      Gold and Copper Corporation.

Kenneth W. Crouch             57      Senior Vice President since 1996.  Senior Vice President,  Worldwide  Exploration and
                                      Production  operations  since 1998.  Senior Vice President,  Exploration,  Kerr-McGee
                                      Oil & Gas Corporation  from 1996 to 1998.  Senior Vice President,  North American and
                                      International Exploration, Exploration and Production Division during 1996.

W. Peter Woodward             52      Senior Vice  President  since 1997.  Senior Vice  President for  Kerr-McGee  Chemical
                                      since  1997.  Senior Vice  President,  Chemical  Marketing  for  Kerr-McGee  Chemical
                                      Corporation from 1996 until 1997.

Gregory F. Pilcher            40      Senior Vice  President,  General  Counsel and  Corporate  Secretary  since July 2000.
                                      Vice  President,  General Counsel and Corporate  Secretary from 1999 to 2000.  Deputy
                                      General  Counsel for  Business  Transactions  from 1998 to 1999.  Associate/Assistant
                                      General Counsel for Litigation and Civil Proceedings from 1996 to 1998.

Michael G. Webb               53      Senior Vice President for Strategic Planning since 1996.

George D. Christiansen        56      Vice  President,  Safety and  Environ-mental  Affairs  since  1998.  Vice  President,
                                      Environmental Assessment and Remediation from 1996 to 1998.

Julius C. Hilburn             50      Vice President, Human Resources since 1996.

Deborah A. Kitchens           44      Vice President and Controller since 1996.

J. Michael Rauh               51      Treasurer since 1996. Vice President since 1987.

Jean B. Wallace               47      Vice President, General Administration since 1996.



         There is no family relationship between any of the executive officers.


                           FORWARD-LOOKING INFORMATION

         This Form 10-K contains forward-looking statements regarding the company's or management's intentions, beliefs or expectations within the meaning of the Securities Litigation Reform Act. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the success of the oil and gas exploration and production program, drilling risks, the market value of Kerr-McGee's products, uncertainties in interpreting engineering data, demand for consumer products for which Kerr-McGee's businesses supply raw materials, general economic conditions, and other factors and risks discussed in the company's SEC filings. Actual results and developments may differ materially from those expressed or implied in this Form 10-K.

                                     PART II

Item 5.           Market  for  the  Registrant's  Common  Equity   and   Related
                  Stockholder Matters

         Information relative to the market in which the company's common stock is traded, the high and low sales prices of the common stock by quarters for the past two years, and the approximate number of holders of common stock is furnished in Note 33 to the Consolidated Financial Statements in the 2000 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

         Quarterly dividends declared totaled $1.80 per share for the years 2000, 1999 and 1998. Cash dividends have been paid continuously since 1941 and totaled $166 million in 2000, $138 million in 1999 and $86 million in 1998.

Item 6.           Selected Financial Data

         Information regarding selected financial data required in this item is presented in the schedule captioned "Seven-Year Financial Summary" in the 2000 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         "Management's Discussion and Analysis" in the 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7a.          Quantitative and Qualitative Disclosure about Market Risk

         For information required under this section, reference is made to the "Market Risks" section of Management's Discussion and Analysis in the 2000 Annual Report to Stockholders, which discussion is incorporated by reference above.

Item 8.           Financial Statements and Supplementary Data

         The following financial statements and supplementary data included in the 2000 Annual Report to Stockholders are incorporated herein by reference:

                  Reports of Independent Public Accountants
                  Consolidated Statement of Income
                  Consolidated Statement of Comprehensive Income
                      and Stockholders' Equity
                  Consolidated Balance Sheet
                  Consolidated Statement of Cash Flows
                  Notes to Financial Statements

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

(a)      Identification of directors -

              For information required under this section, reference is made to the "Director Information" section of the company's proxy statement for 2001 made in connection with its Annual Stockholders' Meeting to be held on May 8, 2001.

(b)      Identification of executive officers -

              The information required under this section is set forth in the caption "Executive Officers of the Registrant" on pages 22 and 23 of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K.

(c)      Compliance with Section 16(a) of the 1934 Act -

              For information required under this section, reference is made to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the company's proxy statement for 2001 made in connection with its Annual Stockholders' Meeting to be held on May 8, 2001.

Item 11.          Executive Compensation

         For information required under this section, reference is made to the "Executive Compensation and Other Information" section of the company's proxy statement for 2001 made in connection with its Annual Stockholders' Meeting to be held on May 8, 2001.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         For information required under this section, reference is made to the "Security Ownership" portion of the "Director Information" section of the company's proxy statement for 2001 made in connection with its Annual Stockholders' Meeting to be held on May 8, 2001.


Item 13.          Certain Relationships and Related Transactions

         For information required under this section, reference is made to the "Director Information" section of the company's proxy statement for 2001 made in connection with its Annual Stockholders' Meeting to be held on May 8, 2001.


                                     PART IV

Item 14.          Exhibits,   Financial  Statement  Schedules,  and  Reports  on
                  Form 8-K

(a) 1.   Financial Statements -

                  The following consolidated financial statements of Kerr-McGee Corporation and its subsidiary companies, included in the company's 2000 Annual Report to Stockholders, are incorporated by reference in Item 8:

                      Reports of Independent Public Accountants

                      Consolidated Statement of Income for the Years Ended December 31, 2000, 1999 and 1998

                      Consolidated   Statement  of   Comprehensive   Income  and
                      Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

                      Consolidated Balance Sheet at December 31, 2000 and 1999

                      Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

                      Notes to Financial Statements

(a)      2.       Financial Statement Schedules -

                      Report of Independent Public Accountants on Financial Statement Schedule

                      Schedule II - Valuation Accounts and Reserves for the Years Ended December 31, 2000, 1999 and 1998

                  Schedules I, III, IV and V are omitted as the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules in accordance with instructions contained in Regulation S-X.

(a)      3.       Exhibits -

                  The following documents are filed under Commission file number 1-3939 as a part of this report.

                       Exhibit No.

                          3.1     Restated  Certificate  of Incorpora-
                                  tion   of   Kerr-McGee  Corporation,
                                  filed  as  Exhibit 3.1 to the report
                                  filed  on  Form 10-K  for  the  year
                                  ended    December  31,   1998,   and
                                  incorporated herein by reference.

                          3.2     Bylaws  of Kerr-McGee Corporation as
                                  approved January 9, 2001.

                          4.1     Amended   and     Restated    Rights
                                  Agreement  dated  as of  October 14,
                                  1998.

                          4.2     Indenture  dated  as of November  1,
                                  1981,  between   the   company   and
                                  United  States  Trust Company of New
                                  York, as trustee,  relating  to  the
                                  company's    7%    Debentures    due
                                  November 1, 2011, filed as Exhibit 4
                                  to Form S-16, effective November 16,
                                  1981, Registration No. 2-772987, and
                                  incorporated herein by reference.

                          4.3     Indenture  dated  as  of  August  1,
                                  1982,  filed  as  Exhibit  4 to Form
                                  S-3,   effective  August  27,  1982,
                                  Registration  Statement No. 2-78952,
                                  and    incorporated     herein    by
                                  reference,  and the first supplement
                                  thereto  dated May 7, 1996,  between
                                  the company and  Citibank,  N.A., as
                                  trustee,  relating to the  company's
                                  6.625%  notes due October 15,  2007,
                                  and 7.125%  debentures  due  October
                                  15,  2027,  filed as Exhibit  4.1 to
                                  the Current Report on Form 8-K filed
                                  July  27,  1999,  and   incorporated
                                  herein by reference.

                          4.4     The company agrees to furnish to the
                                  Securities and Exchange  Commission,
                                  upon request,  copies of each of the
                                  following  instruments  defining the
                                  rights  of the  holders  of  certain
                                  long-term  debt of the company:  the
                                  Note Agreement  dated as of November
                                  29,  1989,   among  the   Kerr-McGee
                                  Corporation Employee Stock Ownership
                                  Plan Trust (the  Trust) and  several
                                  lenders,   providing   for  a   loan
                                  guaranteed  by the  company  of $125
                                  million to the Trust;  the Revolving
                                  Credit  Agreement  dated as of March
                                  6, 2000,  between  Kerr-McGee  China
                                  Petroleum  Ltd.,  as  borrower,  and
                                  Kerr-McGee      Corporation,      as
                                  guarantor,    and   several    banks
                                  providing for revolving credit of up
                                  to $100  million  through  March  3,
                                  2003; the 364-day $20 million Credit
                                  Agreement  dated as of September 19,
                                  2000,   between   Kerr-McGee  Canada
                                  Ltd.,  as borrower,  and  Kerr-McGee
                                  Corporation,  as guarantor,  and the
                                  Royal  Bank  of  Canada;   the  $100
                                  million,  8% Note Agreement  entered
                                  into by Oryx Energy  Company  (Oryx)
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
                                  2001; the Revolving Credit Agreement
                                  dated  as  of  January   12,   2001,
                                  between   the   company  or  certain
                                  subsidiary   borrowers  and  various
                                  banks providing for revolving credit
                                  up to $650 million  through  January
                                  12,  2006;   and  the  $650  million
                                  Credit Agreement dated as of January
                                  12,  2001,  between  the  company or
                                  certain  subsidiary   borrowers  and
                                  various   banks   providing   for  a
                                  364-day  revolving  credit facility.
                                  The  total   amount  of   securities
                                  authorized   under   each   of  such
                                  instruments  does not  exceed 10% of
                                  the total  assets of the company and
                                  its  subsidiaries  on a consolidated
                                  basis.

                          4.5     Kerr-McGee    Corporation     Direct
                                  Purchase  and Dividend  Reinvestment
                                  Plan  filed  on  Form S-3  effective
                                  August  19, 1993,  Registration  No.
                                  33-66112, and incorporated herein by
                                  reference.

                          4.6     Indenture  dated as of May 15, 1989,
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
                                  incorporated herein by reference.

                          4.7     Second  Supplement  to the August 1,
                                  1982,  Indenture  dated as of August
                                  2, 1999,  between  the  company  and
                                  Citibank, N.A., as trustee, relating
                                  to the company's 5-1/2% exchangeable
                                  notes due August 2,  2004,  filed as
                                  Exhibit  4.11 to the  report on Form
                                  10-K for the year ended December 31,
                                  1999,  and  incorporated  herein  by
                                  reference.

                          4.8     Fifth  Supplement  to the  August 1,
                                  1982, Indenture dated as of February
                                  11,  2000,  between  the company and
                                  Citibank, N.A., as trustee, relating
                                  to the company's 5-1/4%  Convertible
                                  Subordinated Debentures due February
                                  15,  2010,  filed as Exhibit  4.1 to
                                  Form 8-K filed February 4, 2000, and
                                  incorporated herein by reference.

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

                         10.4* The Long Term Incentive Plan as amended and restated effective May 9, 1995, filed as Exhibit 10.5 on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

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

                         10.9* The Kerr-McGee Corporation 1998 Long Term Incentive Program effective January 1, 1998, filed as Exhibit
                                  10.4  on  Form 10-Q for  the quarter
                                  ended  March 31, 1998, and  incorpo-
                                  rated herein by reference.

                         10.10* Amended and restated Agreement, restated as of January 11, 2000, between the company and Luke R. Corbett.

                         10.11* Amended and restated Agreement, restated as of January 11, 2000, between the company and Kenneth W. Crouch.

                         10.12* Amended and restated Agreement, restated as of January 11, 2000, between the company and Robert M. Wohleber.

                         10.13* Amended and restated Agreement, restated as of January 11, 2000, between the company and William P. Woodward.

                         10.14* Amended and restated Agreement, restated as of January 11, 2000, between the company and Gregory F. Pilcher.

                         10.15* Form of agreement, amended and restated as of January 11, 2000, between the company and certain executive officers not named in the Summary Compensation Table contained in the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

                         10.16* Oryx Energy Company Executive Retirement Plan as amended and restated as of January 1, 1995, filed as Exhibit 10.6 on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference; Amendment No. 1 to the Executive Retirement Plan as amended and restated effective January 1, 1995, filed as Exhibit 10.6a on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference; Amendment No. 2 to the Executive Retirement Plan as amended and restated effective January 1, 1995, filed as Exhibit 10.6b on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference; Amendments No. 3 and 4 to the Executive Retirement Plan as amended and restated effective January 1, 1995, filed as Exhibit 10.6c on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

                         12       Computation of ratio of earnings to
                                  fixed charges.

                         13       2000 Annual Report to Stockholders.

                         21       Subsidiaries of the Registrant.

                         23.1     Consent of Arthur Andersen LLP.

                         23.2     Consent  of   PricewaterhouseCoopers
                                  LLP.

                         24       Powers of Attorney.


*These exhibits relate to the compensation plans and arrangements of the company.

(b)      Reports on Form 8-K -

              The following Current Reports on Form 8-K were filed by the company during the quarter ended December 31, 2000.

              * Current Report dated October 17, 2000, for purposes of reporting under Items 5 and 7.

              * Current Report dated October 25, 2000, for purposes of reporting under Items 5 and 7.

              * Current Report dated November 9, 2000, for purposes of reporting under Item 5.

              * Current  Report  dated   November 27, 2000,  for   purposes   of
                reporting  under Items 5 and 7.

              * Current Report dated December 4, 2000, for purposes of reporting under Items 5 and 7.


Report of Independent Public Accountants on Financial Statement Schedule
------------------------------------------------------------------------

To Kerr-McGee Corporation:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Kerr-McGee Corporation's 2000 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 23, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule of Valuation Accounts and Reserves is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                 ARTHUR ANDERSEN LLP



Oklahoma City, Oklahoma,
     February 23, 2001



                                                                   SCHEDULE II

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                         VALUATION ACCOUNTS AND RESERVES



                                                              Additions
                                                      -------------------------
                                        Balance at     Charged to    Charged to     Deductions     Balance at
                                         Beginning     Profit and       Other          from          End of
(Millions of dollars)                     of Year         Loss        Accounts       Reserves         Year
                                        -----------   -----------   -----------     -----------   -----------


Year Ended December 31, 2000
Deducted from asset accounts
    Allowance for doubtful notes
        and accounts receivable            $  17          $  2         $   2           $  1          $  20
    Warehouse inventory obsolescence           4             2             -              1              5
                                           -----          ----         -----           ----          -----
           Total                           $  21          $  4         $   2           $  2          $  25
                                           -----          ====         =====           ====          =====

Year Ended December 31, 1999
Deducted from asset accounts
    Allowance for doubtful notes
        and accounts receivable            $  14          $  2         $   1           $  -          $  17
    Warehouse inventory obsolescence           4             1             -              1              4
                                           -----          ----         -----           ----          -----
           Total                           $  18          $  3         $   1           $  1          $  21
                                           =====          ====         =====           ====          =====

Year Ended December 31, 1998
Deducted from asset accounts
    Allowance for doubtful notes
        and accounts receivable            $  14          $  1         $   -           $  1          $  14
    Warehouse inventory obsolescence           3             2             -              1              4
                                           -----          ----         -----           ----          -----
           Total                           $  17          $  3         $   -           $  2          $  18
                                           =====          ====         =====           ====          =====




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    KERR-McGEE CORPORATION




                                    By:      Luke R. Corbett*
                                             ------------------------
                                             Luke R. Corbett,
                                             Chief Executive Officer




March 28, 2001                      By:      (Robert M. Wohleber)
--------------                               --------------------------
    Date                                     Robert M. Wohleber
                                             Senior Vice President and
                                               Chief Financial Officer




                                    By:      (Deborah A. Kitchens)
                                             ------------------------------
                                             Deborah A. Kitchens,
                                             Vice President and Controller
                                               and Chief Accounting Officer



* By her signature set forth below, Deborah A. Kitchens has signed this Annual Report on Form 10-K as attorney-in-fact for the officer noted above, pursuant to power of attorney filed with the Securities and Exchange Commission.



                                    By:      (Deborah A. Kitchens)
                                             ---------------------
                                             Deborah A. Kitchens


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


                                    By:      Luke R. Corbett*
                                             -----------------------------
                                             Luke R. Corbett, Director

                                    By:      William E. Bradford*
                                             -----------------------------
                                             William E. Bradford, Director

                                    By:      Sylvia A. Earle*
                                             -----------------------------
                                             Sylvia A. Earle, Director

                                    By:      David C. Genever-Watling*
                                             -----------------------------
                                             David C. Genever-Watling, Director

March 28, 2001                      By:      Martin C. Jischke*
--------------                               -----------------------------
    Date                                     Martin C. Jischke, Director

                                    By:      William C. Morris*
                                             -----------------------------
                                             William C. Morris, Director

                                    By:      John J. Murphy*
                                             -----------------------------
                                             John J. Murphy, Director

                                    By:      Leroy C. Richie*
                                             -----------------------------
                                             Leroy C. Richie, Director

                                    By:      Matthew R. Simmons*
                                             -----------------------------
                                             Matthew R. Simmons, Director

                                    By:      Farah M. Walters*
                                             -----------------------------
                                             Farah M. Walters, Director

                                    By:      Ian L. White-Thomson*
                                             -----------------------------
                                             Ian L. White-Thomson, Director


         *By her signature set forth below, Deborah A. Kitchens has signed this Annual Report on Form 10-K as attorney-in-fact for the directors noted above, pursuant to the powers of attorney filed with the Securities and Exchange Commission.


                                       By:      (Deborah A. Kitchens)
                                                ---------------------
                                                Deborah A. Kitchens