Form 10-Q
period 2001-03-31
KERR MCGEE CORP
filed 2001-05-11
CIK 55458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period from       to
                                                    ----      ----

                          Commission File Number 1-3939


                             KERR-McGEE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)



       A Delaware Corporation                         73-0311467
   (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)


                Kerr-McGee Center, Oklahoma City, Oklahoma 73102
              (Address of Principal Executive Offices and Zip Code)

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

                                Yes    X        No
                                      ---

Number of shares of common stock, $1.00 par value, outstanding as of March 31, 2001: 94,773,086



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                 CONSOLIDATED STATEMENT OF INCOME
                                            (UNAUDITED)

                                                                     Three Months Ended
                                                                         March 31,
(Millions of dollars, except per-share amounts)                       2001             2000
                                                                  --------           ------

Sales                                                             $1,057.5           $886.5
                                                                  --------           ------

Costs and Expenses
  Costs and operating expenses                                       307.2            266.4
  Selling, general and administrative expenses                        55.2             50.1
  Shipping and handling expenses                                      29.5             21.4
  Depreciation and depletion                                         177.3            170.6
  Exploration, including dry holes and
    amortization of undeveloped leases                                50.2             44.0
  Taxes, other than income taxes                                      33.0             30.2
  Interest and debt expense                                           44.4             57.2
                                                                  --------           ------
        Total Costs and Expenses                                     696.8            639.9
                                                                  --------           ------

                                                                     360.7            246.6
Other Income                                                         204.1             28.6
                                                                  --------           ------

Income before Income Taxes                                           564.8            275.2
Taxes on Income                                                     (209.8)           (90.0)
                                                                  --------           ------

Income before Change in Accounting Principle                         355.0            185.2
Cumulative Effect of Change in Accounting Principle (net
  of benefit for income taxes of $10.8)                              (20.3)               -
                                                                  --------           ------
Net Income                                                        $  334.7           $185.2
                                                                  ========           ======

Net Income per Common Share
  Basic -
    Income before cumulative effect of change
      in accounting principle                                     $   3.75           $ 2.04
    Cumulative effect of change in accounting
      principle                                                       (.21)               -
                                                                  --------           ------
        Total                                                     $   3.54           $ 2.04
                                                                  ========           ======

  Diluted -
    Income before cumulative effect of change
      in accounting principle                                     $   3.40           $ 1.94
    Cumulative effect of change in accounting
      principle                                                       (.19)               -
                                                                  --------           ------
        Total                                                     $   3.21           $ 1.94
                                                                  ========           ======

The accompanying notes are an integral part of this statement.





                      KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEET
                                        (UNAUDITED)


                                                                March 31,      December 31,
(Millions of dollars)                                                2001              2000
                                                                ---------      ------------

ASSETS
------
Current Assets
  Cash                                                           $  235.9          $  144.0
  Notes and accounts receivable                                     608.4             666.8
  Inventories                                                       411.0             390.9
  Deposits and prepaid expenses                                     119.6             113.1
                                                                 --------          --------
      Total Current Assets                                        1,374.9           1,314.8
                                                                 --------          --------

Property, Plant and Equipment                                    13,088.1          12,770.4
  Less reserves for depreciation, depletion
    and amortization                                              7,542.9           7,387.0
                                                                 --------          --------
                                                                  5,545.2           5,383.4
                                                                 --------          --------

Investments and Other Assets                                        961.8             967.8
                                                                 --------          --------

                                                                 $7,881.9          $7,666.0
                                                                 ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Short-term borrowings                                          $    7.6          $    5.8
  Accounts payable                                                  683.5             637.7
  Long-term debt due within one year                                187.9             175.2
  Other current liabilities                                         607.8             530.3
                                                                 --------          --------
      Total Current Liabilities                                   1,486.8           1,349.0
                                                                 --------          --------

Long-Term Debt                                                    2,022.7           2,243.7
                                                                 --------          --------

Deferred Credits and Reserves                                     1,604.6           1,440.4
                                                                 --------          --------

Stockholders' Equity
  Common stock, par value $1 - 300,000,000
    Shares authorized, 101,605,176 shares issued at
    3-31-01 and 101,417,309 shares issued at 12-31-00               101.6             101.4
  Capital in excess of par value                                  1,660.9           1,655.4
  Preferred stock purchase rights                                      .9                .9
  Restricted stock                                                   11.5               5.0
  Retained earnings                                               1,525.8           1,233.0
  Accumulated other comprehensive income                            (60.3)            113.1
  Common shares in treasury, at cost - 6,832,090
    Shares at 3-31-01 and 6,932,790 at 12-31-00                    (377.9)           (383.4)
  Deferred compensation                                             (94.7)            (92.5)
                                                                 --------          --------
      Total Stockholders' Equity                                  2,767.8           2,632.9
                                                                 --------          --------

                                                                 $7,881.9          $7,666.0
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





                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                    March 31,
(Millions of dollars)                                                        2001               2000
                                                                          -------            -------

Operating Activities
--------------------
Net income                                                                $ 334.7            $ 185.2
Adjustments to reconcile net income to net cash
  provided by operating activities -
    Depreciation, depletion and amortization                                191.0              184.3
    Dry hole costs                                                           20.3               17.1
    Deferred income taxes                                                    47.0              (21.3)
    Provision for environmental remediation and
      restoration of inactive sites, net of reimbursement                     3.6                2.0
    Gain on sale and retirement of assets                                    (1.1)               (.3)
    Noncash items affecting net income                                     (162.0)               6.3
    Other net cash provided by (used in) operating activities               109.5             (126.7)
                                                                          -------            -------
        Net Cash Provided by Operating Activities                           543.0              246.6
                                                                          -------            -------

Investing Activities
--------------------
Capital expenditures                                                       (371.8)             (67.1)
Dry hole expense                                                            (20.3)             (17.1)
Acquisitions                                                                (23.8)            (566.5)
Other investing activities                                                   (5.7)              (2.9)
                                                                          -------            -------
        Net Cash Used in Investing Activities                              (421.6)            (653.6)
                                                                          -------            -------

Financing Activities
--------------------
Issuance of long-term debt                                                   81.0              926.2
Repayment of long-term debt                                                 (80.1)            (594.0)
Increase in short-term borrowings                                             1.8              201.5
Issuance of common stock                                                     11.0              366.8
Dividends paid                                                              (42.5)             (38.9)
                                                                          -------            -------
        Net Cash Provided by (Used in) Financing Activities                 (28.8)             861.6
                                                                          -------            -------

Effects of Exchange Rate Changes on Cash and Cash Equivalents                 (.7)               3.7
                                                                          -------            -------

Net Increase in Cash and Cash Equivalents                                    91.9              458.3

Cash and Cash Equivalents at Beginning of Period                            144.0              266.6
                                                                          -------            -------

Cash and Cash Equivalents at End of Period                                $ 235.9            $ 724.9
                                                                          =======            =======


The accompanying notes are an integral part of this statement.






                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

B. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
     133). The statement as amended requires recording all derivative instruments as assets or liabilities, measured at fair value. Kerr-McGee adopted this standard on January 1, 2001, by recording the fair value of all the foreign currency forward purchase and sales contracts, and by separating and recording the fair value of the options associated with the company's debt exchangeable for stock of Devon Energy Corporation (Devon) presently owned by the company. In adopting the standard, the company recognized an expense of $20.3 million in the 2001 first quarter as a cumulative effect of the accounting change. Also, in accordance with FAS 133, the company chose to reclassify 85% of the Devon shares owned to "trading" from the "available for sale" category of investments. The portion of the stock investment now classified as "trading" is marked-to-market through income each month. The company recognized after-tax income totaling $117.9 million for the unrealized appreciation on the Devon shares reclassified to trading.

     From  time to  time, the company  enters into  forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling) have been designated and have qualified as cash flow hedges of the company's anticipated future cash flow needs for a portion of its capital expenditures and operating costs. These forward contracts generally have durations of less than three years. The resulting changes in fair value of these contracts are recorded in accumulated other comprehensive income. The amounts in accumulated other comprehensive income, $30.9 million loss at March 31, 2001, will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the forward contracts close in the case of a hedge of operating costs and when the hedged assets are depreciated in the case of a hedge of capital expenditures). In the first quarter of 2001, the company reclassified $2.2 million of losses on forward contracts from accumulated other comprehensive income to operating expenses in the income statement. Of the existing net losses at March 31, 2001, approximately $11.6 million will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contracts. No hedges were discontinued during the first quarter, and since forward exchange rates are used to measure the derivative values and the forward contracts have not been closed early, no ineffectiveness was recognized.

     The company has entered into other forward contracts to sell foreign currencies collected as a result of pigment sales denominated in foreign currencies, primarily European currencies. These contracts have not been designated as hedges even though they do protect the company from changes in foreign currency rate changes. Almost all of the pigment receivables have been sold in an asset securitization program at their equivalent U.S. dollar value at the date the receivables are sold. However, the company retains the risk of foreign currency rate changes between the date of sale and collection of the receivables.


C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:


                                                  Three Months Ended
                                                       March 31,
      (Millions of dollars)                        2001            2000
                                                  -----          ------

      Income tax payments                         $84.3          $ 70.5
      Less refunds received                        (5.7)          (20.5)
                                                  -----          ------
      Net income tax payments                     $78.6          $ 50.0
                                                  =====          ======

      Interest payments                           $34.3          $ 29.7
                                                  =====          ======

D. During the first quarter of 2001 and 2000, comprehensive income was $279.2 million and $232.6 million, respectively.

     The company has certain investments that are considered to be available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity at March 31, 2001, or December 31, 2000. At March 31, 2001, and December 31, 2000, available-for-sale securities for which fair value can be determined are as follows:


                                                        March 31, 2001                        December 31, 2000
                                                 -----------------------------          ------------------------------
                                                                       Gross                                   Gross
                                                                    Unrealized                              Unrealized
                                                 Fair                  Holding          Fair                   Holding
      (Millions of dollars)                      Value     Cost          Gain           Value      Cost    Gain (Loss)
                                                 -----     ----     ----------          -----      ----    -----------

      Equity Securities                          $88.4    $31.9         $56.5          $606.9     $208.8        $398.1
      Exchangeable debt (1)                          -        -             -           514.3      330.3        (184.0)
      U.S. government obligations -
        Maturing within one year                   2.1      2.1             -             1.9        1.9             -
        Maturing between one year
         and four years                            4.3      4.3             -             4.3        4.3             -
                                                                        -----                                   ------
             Total                                                      $56.5                                   $214.1
                                                                        =====                                   ======

     (1) With the adoption of FAS 133, the exchangeable debt and its embedded option features were separated. The debt is now recorded in the Consolidated Balance Sheet at face value less unamortized discount and the options associated with the exchangeable features of the debt have been recorded separately as derivatives at fair value (see Note B).

E. Investments in equity affiliates totaled $41.7 million at March 31, 2001, and $40.5 million at December 31, 2000. Equity income related to the investments is included in Other Income in the Consolidated Statement of Income and totaled $1.6 million and $5.6 million for the three months ended March 31, 2001 and 2000, respectively.

F. The following tables set forth the computation of basic and diluted earnings per share (EPS) for the three-month period ended March 31, 2001 and 2000.

                                                               For the Three Months Ended March 31,
                                            ----------------------------------------------------------------------------
                                                          2001                                       2000
                                            ---------------------------------          ---------------------------------
     (In millions, except                                           Per-Share                                  Per-Share
     per-share amounts)                       Income       Shares     Income           Income      Shares        Income
                                              ------       ------     ------           ------      ------        ------
     Basic EPS                                $334.7        94.7       $3.54            $185.2        90.7        $2.04
                                                                       =====                                      =====

     Effect of Dilutive Securities:
     5 1/4% convertible debentures               5.3         9.8                           3.0         5.4
     7 1/2% convertible debentures               2.2         1.7                           2.3         1.8
     Stock options                                 -          .3                             -          .2
                                              ------       -----                        ------        ----
     Diluted EPS                              $342.2       106.5       $3.21            $190.5        98.1        $1.94
                                              ======       =====       =====            ======        ====        =====

G. In December 2000, the company began an accounts receivable monetization for its pigment business through the sale of selected accounts receivable in a credit-insurance-backed asset securitization program. The company retained servicing responsibilities and subordinated interests and will receive a servicing fee of 1.07% of the receivables sold for the period of time outstanding, generally 60 to 120 days. No recourse obligations were recorded since the company has very limited obligations for any recourse actions on the sold receivables. The collection of the receivables is insured, and only receivables that qualify for credit insurance can be sold. A portion of the insurance is reinsured by the company's captive insurance company; however, the company believes that the risk of insurance loss is very low since its bad debt experience has historically been insignificant. The company received preference stock in the special-purpose entity equal to 3.5% of the receivables sold. The preference stock is essentially a retained deposit to provide further credit enhancements, if needed, but otherwise recoverable by the company at the end of the program.

     During the 2001 first quarter, the company sold $152.8 million of its pigment receivables, resulting in pretax losses of $2.6 million. The losses were equal to the difference in the book value of the receivables sold and the total of cash and the fair value of the deposit retained by the special-purpose entity. At March 31, 2001, the outstanding balance on receivables sold totaled $108.8 million. No credit losses or delinquencies occurred on the sold receivables during the first quarter of 2001.

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

     In February 1997, Chemical executed an agreement with the City covering the terms and conditions for completing the final phase of decommissioning work. The State has indicated approval of the agreement and has issued license amendments authorizing much of the work. Chemical expects most of the work to be completed within the next three years, leaving principally only groundwater remediation and/or monitoring for subsequent years.

     In 1992, the State enacted legislation imposing an annual storage fee equal to $2 per cubic foot of byproduct material located at the closed facility, which cannot exceed $26 million per year. Initially, all storage fee payments were reimbursed to Chemical as decommissioning costs were incurred. Chemical was fully reimbursed for all storage fees paid pursuant to this legislation. In June 1997, the legislation was amended to provide that future storage fee obligations are to be offset against decommissioning costs incurred but not yet reimbursed.

     Vicinity Areas - The United States Environmental Protection Agency (EPA) has listed four areas in the vicinity of the closed West Chicago facility on the National Priority List promulgated by EPA under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and has designated Chemical as a potentially responsible party in these four areas. Two of the four areas presently are being studied to determine the extent of contamination and the nature of any remedy. These two areas are known as the Sewage Treatment Plant and Kress Creek. The scope of the required cleanup for these two areas has not been determined. The EPA previously issued unilateral administrative orders for the other two areas (known as the residential areas and Reed-Keppler Park), which require Chemical to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. Without waiving any of its rights or defenses, Chemical is conducting the work required by the two orders. Chemical has completed the required excavation and restoration work at the park site, and will be monitoring the site pending final EPA approval.

     Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the U.S. Department of Energy is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1998 to increase the amount authorized for reimbursement to $140 million plus inflation adjustments. Through March 31, 2001, Chemical has been reimbursed approximately $135 million under Title X. These reimbursements are provided by congressional appropriations.

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

     The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to estimate reliably the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because:

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

     As of March 31, 2001, the company has reserves totaling $205 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $100 million for the West Chicago sites. Cumulative expenditures at all environmental sites through March 31, 2001, total $808 million. Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liability at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 2001 Results with 2000 Results

CONSOLIDATED OPERATIONS

Net income in the first quarter of 2001 totaled $334.7 million, compared with $185.2 million for the same 2000 period. First-quarter 2001 operating profit was $424.3 million, compared with $328.4 million in the same 2000 quarter. The increase in operating profit was primarily due to significantly higher natural gas sales prices, improved results from the integrated titanium dioxide joint venture in Australia, income from the Savannah, Ga., and Botlek, Netherlands, pigment facilities acquired in the second quarter of 2000, and higher European pigment sales prices. Partially offsetting these increases were lower crude oil sales prices and volumes, lower natural gas sales volumes, higher exploration expense, higher pigment production costs at the Hamilton, Miss., plant and lower forest products results.

The first-quarter 2001 other income totaled $140.5 million, compared with expense of $53.2 million in the same 2000 period. Other income in the 2001 first quarter included a pretax special gain of $181.4 million associated with the reclassification of 85% of the company's investment in Devon common stock to "trading" from "available for sale" (see Note B). Excluding special items, other expense totaled $40.9 million in the first quarter of 2001, compared with $47.7 million in the same 2000 quarter. The decrease in the 2001 quarter is due primarily to a decrease in net interest expense as the company's debt levels are substantially lower than a year ago.

The income tax provision was $209.8 million for the 2001 first quarter, compared with $90 million for the 2000 period. The provision for the first quarter of 2001 included $63.5 million of tax expense related to the reclassification of the Devon stock. The remainder of the increase is due primarily to higher income.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the first quarter 2001, compared with the same period last year.

                                                    Three Months Ended
                                                         March 31,
(Millions of dollars)                              2001                2000
                                               --------              ------

Sales
  Exploration and production                   $  762.2              $641.0
  Chemicals - Pigment                             248.2               191.2
  Chemicals - Other                                47.1                54.3
                                               --------              ------
      Total Sales                              $1,057.5              $886.5
                                               ========              ======

Operating Profit
  Exploration and production                   $  411.0              $292.1
  Chemicals - Pigment                              36.4                32.3
  Chemicals - Other                               (23.1)                4.0
                                               --------              ------
      Total Operating Profit                      424.3               328.4

Other Income (Expense)                            140.5               (53.2)
                                               --------              ------

Income before Income Taxes                        564.8               275.2

Taxes on Income                                  (209.8)              (90.0)
                                               --------              ------
Income before Change in
  Accounting Principle                            355.0               185.2

Cumulative Effect of Change in Accounting
  Principle, Net of Income Taxes                  (20.3)                  -
                                               --------              ------

Net Income                                     $  334.7              $185.2
                                               ========              ======



Exploration and Production -

First-quarter 2001 operating profit was $411 million, compared with $292.1 million for the same 2000 quarter. The increase in operating profit was primarily due to higher natural gas sales prices, partially offset by lower crude oil sales volumes and prices, lower natural gas sales volumes, and higher exploration costs.

Revenues were $762.2 million and $641 million for the three months ended March 2001 and 2000, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for the first quarter of 2001 and 2000.

                                                       Three Months Ended
                                                            March 31,
                                                      2001             2000
                                                    ------           ------

Crude oil and condensate sales
(thousands of bbls/day)
  Domestic
    Offshore                                          56.3             57.6
    Onshore                                           19.7             17.6
  North Sea                                          109.7            124.1
  Other International                                 16.2             12.6
                                                    ------           ------
        Total                                        201.9            211.9
                                                    ======           ======

Average crude oil sales price (per barrel)
  Domestic
    Offshore                                        $25.03           $25.78
    Onshore                                          27.57            27.71
  North Sea                                          24.91            26.47
  Other International                                23.18            24.22
        Average                                     $25.06           $26.25

Natural gas sold (MMCF/day)
  Domestic
    Offshore                                           281              294
    Onshore                                            163              169
  North Sea                                             68               71
                                                    ------           ------
        Total                                          512              534
                                                    ======           ======

Average natural gas sales price (per MCF)
  Domestic
    Offshore                                         $7.07            $2.62
    Onshore                                           7.12             2.84
  North Sea                                           3.22             2.09
        Average                                      $6.58            $2.62


Chemicals - Pigment

Operating profit in the 2001 first quarter was $36.4 million on revenues of $248.2 million, compared with $32.3 million on revenues of $191.2 million for the same 2000 period. Revenues for the 2001 first quarter increased due to the sales from the Savannah, Ga., and Botlek, Netherlands, pigment facilities acquired in the second quarter of 2000 and higher European pigment sales prices. First-quarter 2001 operating profit increased primarily due to higher revenues and lower production costs from the integrated titanium dioxide joint venture in Australia, partially offset by higher pigment production cost at the Hamilton, Miss., facility and lower sales volumes from the Hamilton, Australian and German pigment facilities.

Chemicals - Other

Operating loss in the 2001 first quarter was $23.1 million on revenues of $47.1 million, compared with operating profit of $4 million on revenues of $54.3 million for the 2000 period. The 2001 first quarter included a special charge of $24.9 million for the termination of manganese metal production at the company's Hamilton, Miss., electrolytic chemical facility. The charge is primarily related to plant and equipment write-offs and other closing costs, including severance. Excluding this special charge, the 2001 operating profit totaled $1.8 million. Revenues decreased in the 2001 first quarter primarily due to lower manganese dioxide and forest products sales volumes, partially offset by higher forest products sales prices. Excluding special items, operating profit for the 2001 first quarter declined due to lower revenues and higher production costs for forest products.

Financial Condition

At March 31, 2001, the company's net working capital position was a negative $111.9 million, compared with a positive $658.3 million at March 31, 2000, and a negative $34.2 million at December 31, 2000. The current ratio was .9 to 1 at March 31, 2001, compared with 1.7 to 1 at March 31, 2000, and 1.0 to 1 at December 31, 2000. The negative working capital at March 31, 2001, is not indicative of a lack of liquidity as the company maintains sufficient current assets to settle current liabilities when due. Additionally, the company has significant unused lines of credit and revolving credit facilities as discussed below. Current asset balances are minimized as one way to finance capital expenditures and lower borrowing costs.

The company's percentage of net debt (debt less cash) to capitalization was 42% at March 31, 2001, compared with 54% at March 31, 2000, and 46% at December 31, 2000. The company had unused lines of credit and revolving credit facilities of $1,480.2 million at March 31, 2001. Of this amount, $820 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and $490 million can be used to support euro commercial paper borrowings of Kerr-McGee (G.B.) PLC, Kerr-McGee Chemical GmbH, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee International ApS.

Capital expenditures for the first three months of 2001, excluding dry hole costs and acquisitions, totaled $371.8 million, compared with $67.1 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico and North Sea, were 92% of the 2001 total. Chemical - pigment expenditures were 7% of the 2001 total. Chemical - other and corporate incurred the remaining 1% of the expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

    (a)   The 2001 annual meeting of stockholders was held on May 8, 2001

    (b)   Directors elected at the 2001 annual meeting were the following:

                William E. Bradford               William C. Morris
                Luke R. Corbett                   Farah M. Walters
                David C. Genever-Watling

          Directors whose term of office continues after the 2001 annual meeting were the following:

                John J. Murphy                    Sylvia A. Earle
                Matthew R. Simmons                Martin C. Jischke
                Ian L. White-Thomson              Leroy C. Richie

    (c)   The following matters were voted upon at the annual meeting:

          (1) Following are the directors elected at the 2001 annual meeting and the tabulation of votes related to each nominee.
                                                                        Votes
                                                    Affirmative       Withheld
                                                    -----------       --------
                William E. Bradford                 80,448,779         840,746
                Luke R. Corbett                     80,448,167         841,358
                David C. Genever-Watling            80,456,152         833,373
                William C. Morris                   80,414,357         875,167
                Farah M. Walters                    80,447,328         842,197

          (2) The stockholders ratified the appointment of Arthur Andersen LLP as independent public accountants for 2001. Affirmative votes were 80,421,945; negative votes were 541,062 and abstentions were 326,517.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits -

          None

    (b)   Reports on Form 8-K -

          On January 17, 2001, the company filed a report on Form 8-K announcing a conference call to discuss its fourth-quarter 2000 financial and operating results.

          On  February 20, 2001,  the  company  filed  a  report   on   Form 8-K
          announcing a conference call to discuss its interim first-quarter 2001 operating results.

          On March 19, 2001, the company filed a report on Form 8-K announcing a conference call to discuss its interim first-quarter 2001 operating results.

          On March 23, 2001, the company filed a report on Form 8-K announcing the mailing of its 2000 Annual Report and 2001 Proxy Material.

          On April 10, 2001, the company filed a report on Form 8-K announcing a conference call to discuss its first-quarter 2001 financial and operating results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KERR-McGEE CORPORATION

  Date  May 11, 2001                By:      (Deborah A. Kitchens)
        ------------                         ---------------------
                                              Deborah A. Kitchens
                                                Vice President and Controller
                                                and Chief Accounting Officer