Form 10-Q
period 2001-06-30
KERR MCGEE CORP
filed 2001-07-27
CIK 55458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from         to
                                                ------     ------

                          Commission File Number 1-3939


                             KERR-McGEE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)



          A Delaware Corporation                         73-0311467
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

                                 Yes    X        No
                                       ---           ---

Number of shares of common stock, $1.00 par value, outstanding as of June 30, 2001: 95,116,303






                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                            KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                                   CONSOLIDATED STATEMENT OF INCOME
                                                              (UNAUDITED)

                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
 (Millions of dollars, except per-share amounts)                      2001             2000            2001             2000
                                                                     ------         --------        --------         --------

 Sales                                                               $939.5         $1,010.9        $1,997.0         $1,897.4
                                                                     ------         --------        --------         --------

 Costs and Expenses
   Costs and operating expenses                                       297.6            339.6           604.8            606.0
   Selling, general and administrative expenses                        59.1             59.4           110.6            107.5
   Shipping and handling expenses                                      27.0             24.0            56.5             45.4
   Depreciation and depletion                                         163.6            168.1           340.9            338.7
   Exploration, including dry holes and
     amortization of undeveloped leases                                43.4             44.9            93.6             88.9
   Taxes, other than income taxes                                      30.1             28.2            63.1             58.4
   Provision for environmental remediation and restoration
     of inactive sites, net of reimbursements                             -             88.0             3.7             90.0
   Purchased in-process research and development                          -             32.5               -             32.5
   Interest and debt expense                                           36.0             56.1            80.4            113.3
                                                                     ------         --------        --------         --------
         Total Costs and Expenses                                     656.8            840.8         1,353.6          1,480.7
                                                                     ------         --------        --------         --------

                                                                      282.7            170.1           643.4            416.7
 Other Income (Loss)                                                   (3.5)            13.5           200.6             42.1
                                                                     ------         --------        --------         --------
 Income before Income Taxes                                           279.2            183.6           844.0            458.8
 Taxes on Income                                                     (104.2)           (73.7)         (314.0)          (163.7)
                                                                     ------         --------        --------         --------

 Income before Change in Accounting Principle                         175.0            109.9           530.0            295.1
 Cumulative Effect of Change in Accounting Principle
  (net of benefit for income taxes of $10.8)                              -                -           (20.3)               -
                                                                     ------         --------        --------         --------

 Net Income                                                          $175.0         $  109.9         $ 509.7         $  295.1
                                                                     ======         ========        ========         ========

 Net Income per Common Share
   Basic -
     Income before cumulative effect of change
       in accounting principle                                       $ 1.84         $   1.17         $  5.58         $  3.19
     Cumulative effect of change in accounting
       principle                                                          -                -            (.21)              -
                                                                     ------         --------         -------         -------

         Total                                                       $ 1.84         $   1.17         $  5.37         $  3.19
                                                                     ======         ========         =======         =======

   Diluted -
     Income before cumulative effect of change
       in accounting principle                                       $ 1.71         $   1.11         $  5.11         $  3.02
     Cumulative effect of change in accounting
       principle                                                          -                -            (.19)              -
                                                                     ------         --------         -------         -------

         Total                                                       $ 1.71         $   1.11         $  4.92         $  3.02
                                                                     ======         ========         =======         =======

The accompanying notes are an integral part of this statement.



                        KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                  CONSOLIDATED BALANCE SHEET
                                          (UNAUDITED)

                                                                     June 30,       December 31,
(Millions of dollars)                                                    2001               2000
                                                                   ------------    -------------

ASSETS
------
Current Assets
     Cash                                                           $   196.7          $   144.0
     Notes and accounts receivable                                      613.0              666.8
     Inventories                                                        433.8              390.9
     Deposits and prepaid expenses                                      114.8              113.1
                                                                    ---------          ---------
               Total Current Assets                                   1,358.3            1,314.8
                                                                    ---------          ---------

Property, Plant and Equipment                                        13,552.5           12,770.4
     Less reserves for depreciation,
     depletion and amortization                                       7,709.6            7,387.0
                                                                    ---------          ---------
                                                                      5,842.9            5,383.4
                                                                    ---------          ---------

Investments and Other Assets                                            940.0              967.8
                                                                    ---------          ---------

                                                                    $ 8,141.2           $7,666.0
                                                                    =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
     Short-term borrowings                                          $     7.2           $    5.8
     Accounts payable                                                   803.4              637.7
     Long-term debt due within one year                                 197.9              175.2
     Other current liabilities                                          485.8              530.3
                                                                    ---------          ---------
               Total Current Liabilities                              1,494.3            1,349.0
                                                                    ---------          ---------

Long-Term Debt                                                        2,194.5            2,243.7
                                                                    ---------          ---------

Deferred Credits and Reserves                                         1,535.3            1,440.4
                                                                    ---------          ---------

Stockholders' Equity
     Common stock, par value $1 - 300,000,000
          Shares authorized, 101,948,393 shares issued at
          6-30-01 and 101,417,309 shares issued at 12-31-00             101.9              101.4
     Capital in excess of par value                                   1,681.5            1,655.4
     Preferred stock purchase rights                                       .9                 .9
     Restricted stock                                                    11.5                5.0
     Retained earnings                                                1,659.3            1,233.0
     Accumulated other comprehensive income (loss)                      (68.6)             113.1
     Common shares in treasury, at cost - 6,832,090
          Shares at 6-30-01 and 6,932,790 at 12-31-00                  (377.9)            (383.4)
     Deferred compensation                                              (91.5)             (92.5)
                                                                    ---------          ---------
               Total Stockholders' Equity                             2,917.1            2,632.9
                                                                    ---------          ---------

                                                                    $ 8,141.2          $ 7,666.0
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





                                     KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                      Six Months Ended
                                                                                          June 30,
(Millions of dollars)                                                              2001               2000
                                                                                -------           --------

Operating Activities
--------------------
Net income                                                                      $ 509.7           $  295.1
Adjustments to reconcile net income to net cash
  provided by operating activities -
    Depreciation, depletion and amortization                                      366.5              364.7
    Dry hole costs                                                                 30.7               36.2
    Deferred income taxes                                                          56.2              (44.8)
    Provision for environmental remediation and
      restoration of inactive sites, net of reimbursement                           3.7               90.0
    Purchased in-process research and development                                     -               32.5
    Loss on sale and retirement of assets                                           1.1                 .9
    Noncash items affecting net income                                           (146.3)              25.8
    Other net cash provided by (used in) operating activities                      37.8             (147.8)
                                                                                -------           --------
        Net Cash Provided by Operating Activities                                 859.4              652.6
                                                                                -------           --------

Investing Activities
--------------------
Capital expenditures                                                             (855.3)            (199.0)
Dry hole expense                                                                  (30.7)             (36.2)
Acquisitions                                                                      (23.8)            (999.4)
Other investing activities                                                        (25.9)               4.4
                                                                                -------          ---------
        Net Cash Used in Investing Activities                                    (935.7)          (1,230.2)
                                                                                -------          ---------

Financing Activities
--------------------
Issuance of long-term debt                                                        419.8              924.2
Repayment of long-term debt                                                      (240.2)            (788.6)
Increase (decrease) in short-term borrowings                                        1.4               (4.1)
Issuance of common stock                                                           31.7              370.2
Dividends paid                                                                    (85.1)             (81.3)
                                                                                -------          ---------
        Net Cash Provided by Financing Activities                                 127.6              420.4
                                                                                -------          ---------

Effects of Exchange Rate Changes on Cash and Cash Equivalents                       1.4                5.2
                                                                                -------          ---------

Net Increase (Decrease) in Cash and Cash Equivalents                               52.7             (152.0)

Cash and Cash Equivalents at Beginning of Period                                  144.0              266.6
                                                                                -------          ---------

Cash and Cash Equivalents at End of Period                                      $ 196.7          $   114.6
                                                                                =======          =========

The accompanying notes are an integral part of this statement.





                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

B. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The statement as amended requires recording all derivative instruments as assets or liabilities, measured at fair value. Kerr-McGee adopted this standard on January 1, 2001, by recording the fair value of all the foreign currency forward purchase and sales contracts, and by separating and recording the fair value of the options associated with the company's debt exchangeable for stock of Devon Energy Corporation (Devon) presently owned by the company. In adopting the standard, the company recognized an expense of $20.3 million in the 2001 first quarter as a cumulative effect of the accounting change. Also, in accordance with FAS 133, the company chose to reclassify 85% of the Devon shares owned to "trading" from the "available for sale" category of investments. On January 1, 2001, the company recognized after-tax income totaling $117.9 million for the unrealized appreciation on the Devon shares reclassified to trading. The portion of the stock investment now classified as "trading" is marked-to-market through income each month.

        From time to time, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling) have been designated and have qualified as cash flow hedges of the company's anticipated future cash flow needs for a portion of its capital expenditures and operating costs. These forward contracts generally have durations of less than three years. The resulting changes in fair value of these contracts are recorded in accumulated other comprehensive income. The amounts in accumulated other comprehensive income, $24.6 million loss at June 30, 2001, will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the hedged transaction is paid in the case of a hedge of operating costs and when the hedged assets are depreciated in the case of a hedge of capital expenditures). In the second quarter and the first six months of 2001, the company reclassified $2.4 million and $4.5 million, respectively, of losses on forward contracts from accumulated other comprehensive income to operating expenses in the income statement. Of the existing net losses at June 30, 2001, approximately $8.8 million will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contracts. No hedges were discontinued during the second quarter or the first six months of 2001, and no ineffectiveness was recognized.

        The company has entered  into other  forward  contracts  to sell foreign currencies which will be collected as a result of pigment sales denominated in foreign currencies, primarily European currencies. These contracts have not been designated as hedges even though they do protect the company from changes in foreign currency rate changes. Almost all of the pigment receivables have been sold in an asset securitization program at their equivalent U.S. dollar value at the date the receivables were sold. However, the company retains the risk of foreign currency rate changes between the date of sale and collection of the receivables.

C. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:


                                                      Six Months Ended
                                                          June 30,
        (Millions of dollars)                       2001             2000
                                                  ------           ------

        Income tax payments                       $297.0           $126.3
        Less refunds received                      (18.8)           (24.2)
                                                  ------           ------
        Net income tax payments                   $278.2           $102.1
                                                  ======           ======

        Interest payments                         $ 87.4           $ 98.8
                                                  ======           ======



D. During the second quarter of 2001 and 2000, comprehensive income was $166.7 million and $122.3 million, respectively. For the six months ended June 30, 2001 and 2000, comprehensive income was $445.9 million and $354.9 million, respectively.

        The company has certain investments that are considered to be available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity at June 30, 2001, or December 31, 2000. At June 30, 2001, and December 31, 2000,
        available-for-sale securities for which fair value can be determined are as follows:


                                                        June 30, 2001                         December 31, 2000
                                               -------------------------------         -------------------------------
                                                                       Gross                                   Gross
                                                                    Unrealized                              Unrealized
                                                Fair                  Holding          Fair                   Holding
       (Millions of dollars)                   Value      Cost         Gain            Value      Cost    Gain (Loss)
                                               -----      ----      ----------        ------     ------   ------------

        Equity Securities                      $79.7     $31.9         $47.8          $606.9     $208.8        $398.1
        Exchangeable debt (1)                                                          514.3      330.3        (184.0)
        U.S. government obligations -
          Maturing within one year               2.3       2.3             -             1.9        1.9             -
          Maturing between one year
           and four years                        3.7       3.7             -             4.3        4.3             -
                                                                       -----                                   ------
               Total                                                   $47.8                                   $214.1
                                                                       =====                                   ======


        (1) With the adoption of FAS 133, the exchangeable debt and its embedded option features were separated. The debt is now recorded in the Consolidated Balance Sheet at face value less unamortized discount, and the options associated with the exchangeable features of the debt have been recorded separately as derivatives at fair value (see Note B).

E. Investments in equity affiliates totaled $53.3 million at June 30, 2001, and $40.5 million at December 31, 2000. Equity income related to the investments is included in Other Income (Loss) in the Consolidated Statement of Income and was a loss of $2.6 million for the three months ended June 30, 2001, compared with income of $7.9 million for the same 2000 period. For the six months of 2001, the equity loss totaled $1 million, compared with income of $13.5 million for the same 2000 period.

F. The following tables set forth the computation of basic and diluted earnings per share (EPS) for the three-month and six-month periods ended June 30, 2001 and 2000.

                                                                  For the Three Months Ended June 30,
                                               ----------------------------------------------------------------------------
                                                             2001                                       2000
                                               ---------------------------------          ---------------------------------
        (In millions, except                                           Per-Share                                  Per-Share
        per-share amounts)                     Income       Shares       Income           Income      Shares        Income
                                               ------       ------     ---------          ------      ------      ---------

        Basic EPS                              $175.0        95.0        $1.84            $109.9       94.2         $1.17
                                                                         =====                                      =====

        Effect of Dilutive Securities:
        5 1/4% convertible debentures             5.3         9.8                            5.3        9.8
        7 1/2% convertible debentures             2.2         1.6                            2.3        1.7
        Stock options                               -          .4                              -         .2
                                               -------      -----                         ------      -----
        Diluted EPS                            $182.5       106.8        $1.71            $117.5      105.9         $1.11
                                               =======      =====        =====            ======      =====         =====


                                                                   For the Six Months Ended June 30,
                                               ----------------------------------------------------------------------------
                                                             2001                                       2000
                                               ---------------------------------          ---------------------------------
                                                                       Per-Share                                  Per-Share
                                               Income       Shares       Income           Income      Shares        Income
                                               ------       ------     ---------          ------      ------      ---------

        Basic EPS                              $509.7        94.8        $5.37            $295.1        92.4        $3.19
                                                                         =====                                      =====

        Effect of Dilutive Securities:
        5 1/4% convertible debentures            10.7         9.8                            8.3         7.6
        7 1/2% convertible debentures             4.3         1.6                            4.6         1.7
        Stock options                               -          .4                              -          .2
                                               ------       -----                         ------       -----
        Diluted EPS                            $524.7       106.6        $4.92            $308.0       101.9        $3.02
                                               ======       =====        =====            ======       =====        =====


G.      In  December  2000,   the   company   began   an   accounts   receivable
        monetization for its pigment business through the sale of selected accounts receivable with a three-year, credit-insurance-backed asset securitization program. The company retained servicing responsibilities and subordinated interests and will receive a servicing fee of 1.07% of the receivables sold for the period of time outstanding, generally 60 to 120 days. No recourse obligations were recorded since the company has very limited obligations for any recourse actions on the sold receivables. The collection of the receivables is insured, and only receivables that qualify for credit insurance can be sold. A portion of the insurance is reinsured by the company's captive insurance company; however, the company believes that the risk of insurance loss is very low since its bad debt experience has historically been insignificant. The company received preference stock in the special-purpose entity equal to 3.5% of the receivables sold. The preference stock is essentially a retained deposit to provide further credit enhancements, if needed, but otherwise recoverable by the company at the end of the program.

        During the 2001 second quarter, the company sold $155 million of its pigment receivables, resulting in pretax losses of $2 million. For the first six months of 2001, the company sold $307.8 million of receivables, resulting in pretax losses of $4.6 million. The losses were equal to the difference in the book value of the receivables sold and the total of cash and the fair value of the deposit retained by the special-purpose entity. At June 30, 2001, the outstanding balance on receivables sold totaled $109.9 million. No credit losses or delinquencies occurred on the sold receivables during the second quarter or first six months of 2001.

H. On May 14, 2001, the company announced the signing of a definitive agreement with HS Resources to acquire all of the outstanding shares of HS Resources. The agreement, unanimously approved by the board of directors of both companies, provides that Kerr-McGee will pay either $66 per share in cash up to a maximum cash total of $833 million or .9404 shares of Kerr-McGee common stock (maximum of 5,090,230 shares) for each share of HS Resources common stock. A special meeting of HS Resources stockholders is to be held on August 1, 2001, to approve the merger. Both companies expect to close the purchase promptly after stockholder approval.

I.      CONTINGENCIES

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

        Vicinity Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the closed West Chicago facility on the National Priority List promulgated by EPA under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and has designated Chemical as a potentially responsible party in these four areas. Two of the four areas presently are being studied to determine the extent of contamination and the nature of any remedy. These two areas are known as the Sewage Treatment Plant and Kress Creek. The scope of the required cleanup for these two areas has not been determined. The EPA previously issued unilateral administrative orders for the other two areas (known as the residential areas and Reed-Keppler Park), which require Chemical to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. Without waiving any of its rights or defenses, Chemical is conducting the work required by the two orders. Chemical has completed the required excavation and restoration work at the park site, and will be monitoring the site pending final EPA approval.

        Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the U.S. Department of Energy is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1998 to increase the amount authorized for reimbursement to $140 million plus inflation adjustments. Through June 30, 2001, Chemical has been reimbursed approximately $146 million under Title X. These reimbursements are provided by congressional appropriations.

        Other Matters

        The company and/or its subsidiaries are parties to a number of legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. These include proceedings associated with facilities currently or previously owned, operated or used by the company, its subsidiaries and/or their predecessors, and include claims for personal injuries and property damages. The company's current and former operations also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company and/or its subsidiaries to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been disposed of or released. Some of these sites have been designated Superfund sites by EPA pursuant to CERCLA.

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

        As of June 30, 2001, the company had reserves totaling $186 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $91 million for the West Chicago sites. Cumulative expenditures at all
        environmental   sites  through  June  30,  2001,   total  $837  million.
        Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liability at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 2001 Results with 2000 Results

CONSOLIDATED OPERATIONS

Second-quarter 2001 net income totaled $175 million, compared with $109.9 million for the same 2000 period. Net income for the first six months of 2001 totaled $509.7 million, compared with $295.1 million a year earlier. Second-quarter 2001 operating profit totaled $340.1 million, compared with $334 million in the 2000 second quarter. This increase in operating profit was primarily due to higher natural gas sales prices, lower pigment per-unit production costs, the 2000 second quarter write-off of purchased in-process research and development associated with the acquisition of the Savannah, Ga., pigment plant, and lower exploration and production operating costs. The higher operating profit for the 2001 second quarter was partially offset by lower pigment sales prices and volumes, lower crude oil sales prices and volumes, and lower natural gas sales volumes. Operating profit for the first six months of 2001 was $764.4 million, compared with $662.4 million in the same 2000 period. The increase in operating profit for the first six months of 2001 reflects higher natural gas sales prices, lower pigment per-unit production costs, the 2000 write-off of purchased in-process research and development associated with an acquisition, higher pigment sales volumes and lower exploration and production operating costs. Partially offsetting the increase were lower pigment sales prices, lower crude oil sales volumes and prices, lower natural gas sales volumes, and a special charge for the termination of manganese metal production at the company's Hamilton, Miss., electrolytic chemical facility.

Other expense for the second quarter of 2001 totaled $60.9 million, compared with $150.4 million for the 2000 quarter. Other income for the first six months of 2001 was $79.6 million, compared with $203.6 million expense for the same 2000 period. The improved results for both 2001 periods were primarily due to lower environmental provisions, lower net interest expense and costs incurred in 2000 for certain chemical facility closings and product-line discontinuations, partially offset by lower foreign currency transaction gains and lower equity income. Also benefiting other income in the first six months of 2001 was a pretax special gain of $181.4 million associated with the reclassification of 85% of the company's investment in Devon common stock to "trading" from "available for sale" (see Note B).

The income tax provision was $104.2 million for the 2001 second quarter, compared with $73.7 million for the 2000 period. The income tax provision for the first six months of 2001 was $314 million, compared with $163.7 million for the 2000 period. The provision for the first six months of 2001 included $63.5 million of tax expense related to the reclassification of the Devon stock. Excluding this special gain tax, the increase provisions for both 2001 periods are due primarily to higher income.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the second quarter and first six months of 2001, compared with the same periods last year.

                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
(Millions of dollars)                                       2001             2000                2001            2000
                                                          ------         --------            --------         --------

Sales
  Exploration and production                              $644.8         $  669.1            $1,407.0         $1,310.1
  Chemicals - Pigment                                      245.0            286.0               493.2            477.2
  Chemicals - Other                                         49.6             55.6                96.7            109.9
                                                          ------         --------            --------         --------
                                                           939.4          1,010.7             1,996.9          1,897.2
  All other                                                   .1               .2                  .1               .2
                                                          ------         --------            --------         --------
      Total Sales                                         $939.5         $1,010.9            $1,997.0         $1,897.4
                                                          ======         ========            ========         ========

Operating Profit
  Exploration and production                              $310.6         $  324.5            $  721.6         $  616.6
  Chemicals - Pigment                                       25.9              6.0                62.3             38.3
  Chemicals - Other                                          3.6              3.5               (19.5)             7.5
                                                          ------         --------            --------         --------
      Total Operating Profit                               340.1            334.0               764.4            662.4

Other Income (Expense)                                     (60.9)          (150.4)               79.6           (203.6)
                                                          ------         --------            --------         --------

Income before Income Taxes                                 279.2            183.6               844.0            458.8

Taxes on Income                                           (104.2)           (73.7)             (314.0)          (163.7)
                                                          ------         --------            --------         --------
Income before Change in
  Accounting Principle                                     175.0            109.9               530.0            295.1

Cumulative Effect of Change in Accounting
  Principle, Net of Income Taxes                               -                -               (20.3)               -
                                                          ------         --------            --------         --------

Net Income                                                $175.0         $  109.9            $  509.7         $  295.1
                                                          ======         ========            ========         ========



Exploration and Production -

Operating profit for the second quarter of 2001 was $310.6 million, compared with $324.5 million for the same 2000 period. Operating profit for the first six months of 2001 and 2000 was $721.6 million and $616.6 million, respectively. The decrease in operating profit for the 2001 second quarter was primarily due to lower crude oil and natural gas sales volumes and a decrease in crude oil sales prices, partially offset by higher natural gas sales prices and lower operating expense. The higher operating profit for the first six months of 2001 was primarily due to higher natural gas sales prices and lower operating expense, partially offset by lower crude oil and natural gas sales volumes and lower crude oil sales prices.

Revenues were $644.8 million and $669.1 million for the three months ended June 30, 2001 and 2000, respectively, and $1,407.0 million and $1,310.1 million for the first six months of 2001 and 2000, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the second quarter and first six months of 2001 and 2000.

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                          2001             2000           2001              2000
                                                         ------          -------        ------            ------

Crude oil and condensate sales
(thousands of bbls/day)
  Domestic
    Offshore                                               55.6            57.4           56.0              57.5
    Onshore                                                18.5            16.6           19.1              17.1
  North Sea                                                99.3           117.8          104.4             120.9
  Other International                                      17.5            14.5           16.9              13.6
                                                         ------          ------         ------            ------
        Total                                             190.9           206.3          196.4             209.1
                                                         ======          ======         ======            ======

Average crude oil sales price (per barrel)
  Domestic
    Offshore                                             $22.85          $25.93         $23.94            $25.85
    Onshore                                               24.68           27.76          26.17             27.74
  North Sea                                               26.37           26.35          25.61             26.41
  Other International                                     23.36           26.14          23.28             25.25
        Average                                          $24.90          $26.33         $24.99            $26.29

Natural gas sold (MMCF/day)
  Domestic
    Offshore                                                297             296            289               295
    Onshore                                                 162             176            162               173
  North Sea                                                  64              71             66                70
                                                         ------          ------         ------            ------
        Total                                               523             543            517               538
                                                         ======          ======         ======            ======

Average natural gas sales price (per MCF)
  Domestic
    Offshore                                              $4.81           $3.61          $5.90             $3.12
    Onshore                                                4.42            3.71           5.77              3.28
  North Sea                                                2.11            1.90           2.68              2.00
        Average                                           $4.36           $3.42          $5.45             $3.02


Chemicals - Pigment

Second-quarter  2001  operating  profit was $25.9  million on  revenues  of $245 million, compared with operating profit of $6 million on revenues of $286 million for the same 2000 period. For the first six months of 2001 and 2000, operating profit was $62.3 million and $38.3 million, respectively, on revenues of $493.2 million and $477.2 million, respectively. Operating profit for both 2001 periods increased primarily due to lower pigment per-unit production costs and the 2000 second-quarter write-off of purchased in-process research and development and transition-related expenses associated with the acquisition of two pigment plants, partially offset by lower pigment sales prices.
Second-quarter 2001 operating profit was negatively impacted by lower sales volumes compared with the 2000 second quarter. Additionally, operating profit for the first six months of 2001 increased due to higher sales volumes resulting from the company's plant acquisitions in Savannah, Ga., and Botlek, Netherlands, in the 2000 second quarter.

Chemicals - Other

Operating profit in the 2001 second quarter was $3.6 million on revenues of $49.6 million, compared with operating profit of $3.5 million on revenues of $55.6 million for the 2000 period. Operating loss for the first six months of 2001 was $19.5 million on revenues of $96.7 million, compared with operating profit of $7.5 million on revenues of $109.9 million. Impacting the first six months of 2001 was a $24.9 million special charge for the termination of manganese metal production at the Hamilton, Miss., electrolytic facility. Excluding this special charge, operating profit for the first six months of 2001 totaled $5.4 million, compared with $7.5 million in the same 2000 period. Operating profit for the first six months of 2001 declined primarily due to lower electrolytic and forest products sales volumes and higher electrolytic and forest products production costs, partially offset by higher sales prices for both electrolytic and forest products.

Financial Condition

At June 30, 2001, the company's net working capital position was a negative $136 million, compared with a positive $158.1 million at June 30, 2000, and a negative $34.2 million at December 31, 2000. The current ratio was .9 to 1 at June 30, 2001, compared with 1.2 to 1 at June 30, 2000, and 1.0 to 1 at December 31, 2000. The negative working capital at June 30, 2001, is not indicative of a lack of liquidity as the company maintains sufficient current assets to settle current liabilities when due. Additionally, the company has significant unused lines of credit and revolving credit facilities, as discussed below. Current asset balances are minimized as one way to finance capital expenditures and to lower borrowing costs.

The company's percentage of net debt (debt less cash) to capitalization was 43% at June 30, 2001, compared with 55% at June 30, 2000, and 46% at December 31, 2000. The company had unused lines of credit and revolving credit facilities of $1,479.8 million at June 30, 2001. Of this amount, $820 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and $490 million can be used to support euro commercial paper borrowings of Kerr-McGee (G.B.) PLC, Kerr-McGee Chemical GmbH, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee International ApS.

On June 26, 2001, the company issued $200 million variable interest rate notes due June 28, 2004. The interest rate will adjust quarterly based on the three-month LIBOR plus 0.75%. The proceeds received by the company were used to redeem its 7-1/2% convertible subordinated debentures on July 16, 2001, and for general corporate purposes.

Capital expenditures for the first six months of 2001, excluding dry hole costs and acquisitions, totaled $855.3 million, compared with $199 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico and North Sea, were 91% of the 2001 total. Chemical - pigment expenditures were 8% of the 2001 total. Chemical - other and corporate incurred the remaining 1% of the expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

                           Forward-Looking Information

Statements in this quarterly report regarding the company's or management's intentions, beliefs, expectations, or that otherwise speak to future events, are forward-looking statements within the meaning of the Securities Litigation Reform Act. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the success of the oil and gas exploration and production program, drilling risks, the market value of Kerr-McGee's products, uncertainties in interpreting engineering data, demand for consumer products for which Kerr-McGee's businesses supply raw materials, general economic conditions, and other factors and risks discussed in the company's SEC filings. Actual results and developments may differ materially from those expressed in this quarterly report.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings -

             The company and its wholly owned subsidiary, Kerr-McGee Chemical, LLC, have been named as defendants in various legal proceedings alleging that they are responsible for personal injuries and property damages allegedly resulting from the exposure to cresote that was used in current and former railroad tie treating operations. The cases seek recovery under a variety of common law and statutory legal theories. These cases are in various pre-trial stages.

             The company is vigorously defending these cases. Although liability, if any, that may result is not reasonably estimable, the company believes that, based on information currently available, the disposition of these cases will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the company.

             For a discussion of contingencies, reference is made to Management's Discussion and Analysis, Item 7, of Form 10-K for the year ended December 31, 2000, and Footnote I., Contingencies, of this Form 10-Q.

Item 6.      Exhibits and Reports on Form 8-K

        (a)  Exhibits -

             Exhibit No.
             -----------

                2.1 Agreement and Plan of Merger among Kerr-McGee Corporation, King Holdco, Inc., HS Resources, Inc., King Merger Sub, Inc. and Hawk Merger Sub, Inc., filed as Exhibit 2.2 to Form 8-K on May 16, 2001, and incorporated herein by reference.

                4.4 The company agrees to furnish the Securities and Exchange Commission, upon request, a copy of the Offering Memorandum dated June 19, 2001, relating to the company's variable interest rate notes due June 28, 2004.

        (b)  Reports on Form 8-K -

             On May 14, 2001, the company filed a report on Form 8-K announcing it had signed a definitive agreement with HS Resources to acquire all of the outstanding shares of HS Resources.

             On May 15, 2001, the company filed a report on Form 8-K announcing it will hold analyst meetings to discuss its plans to acquire HS Resources.

             On May 16, 2001, the company filed a report on Form 8-K announcing it had entered into an Agreement and Plan of Merger with HS Resources.

             On May 24, 2001, the company filed a report on Form 8-K announcing a conference call to discuss its interim second-quarter 2001 operating results.

             On June 25, 2001, the company filed a report on Form 8-K announcing a conference call to discuss its second-quarter 2001 operating results.

             On July 20, 2001, the company filed a report on Form 8-K announcing a conference call to discuss its second-quarter 2001 operating and financial results.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             KERR-McGEE CORPORATION

  Date  July 27, 2001                     By: (Deborah A. Kitchens)
        -------------                         ----------------------------
                                               Deborah A. Kitchens
                                                 Vice President and Controller
                                                 and Chief Accounting Officer